Form 10-K
period 2025-06-30
Premier, Inc.
filed 2025-08-19
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-36092
 Premier, Inc.
(Exact name of registrant as specified in its charter)

Delaware		35-2477140
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

13520 Ballantyne Corporate Place		28277
Charlotte,	North Carolina	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (704) 357-0022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	PINC	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,929.3 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of August 14, 2025, there were 82,549,641 shares of the registrant's Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders to be held on or about December 5, 2025 is incorporated by reference into Part III hereof to the extent described herein.

PREMIER, INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for Premier, Inc. (this “Annual Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates,” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
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
•pending and potential litigation;
•our reliance on Internet infrastructure, bandwidth providers, data center providers, and other third parties and our own systems for providing services to our users;
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
•the financial and operational uncertainty due to global macroeconomic, geopolitical, and business conditions, trends, and events, and the impact of any associated supply chain challenges;
•the impact of global climate change or by regulatory responses to such change;

•changes and uncertainty in the political, economic or regulatory environment affecting healthcare organizations, including with respect to the status of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010;
•our compliance with complex international, federal, and state laws, rules, and regulations governing financial relationships among healthcare providers and the submission of false or fraudulent healthcare claims;
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
•our ability to fully realize the expected tax benefits to match the payments that we made under notes payable to former limited partners related to the early termination of the Unit Exchange and Tax Receivable Acceleration Agreements (the “Unit Exchange Agreements”) issued in connection with our August 2020 Restructuring;
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
Market Data and Industry Forecasts and Projections
We use market data and industry forecasts and projections throughout this Annual Report and, in particular, under Item 1. Business. We have obtained the market data from certain publicly available sources of information, including industry publications. We believe the data others have compiled are reliable, but we have not independently verified the accuracy of this information. While we are not aware of any misstatements regarding the industry data presented herein, forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” of this Annual Report. You should not place undue reliance on any such market data or industry forecasts and projections. We undertake no obligation to publicly update or revise any such market data or industry forecasts and projections, whether as a result of new information, future events, or otherwise.
Trademarks, Trade Names, and Service Marks
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as but not limited to “100 Top Hospitals,” “Acurity,” “ASCENDrive,” “Conductiv,” “ConfigureNet,” “Contigo Health,” “IllumiCare,” “Innovatix,” “InterSectta,” “KIINDO,” “PINC AI,” “Premier,” “PremierPro,” “ProvideGx,” “QUEST,” “Remitra,” “SURPASS,” and “TheraDoc” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. This Annual Report also may contain trademarks, trade names, and service marks of other parties, and we do not intend our use or display of other parties' trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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
Our Company
Premier, Inc. (“Premier,” the “Company,” “we,” “us,” or “our”), a publicly held, for-profit corporation, incorporated in Delaware on May 14, 2013, is a leading technology-driven healthcare improvement company, providing solutions to healthcare providers in the United States. Playing a critical role in the rapidly evolving healthcare industry, Premier unites providers, suppliers, and payers to make healthcare better with national scale, smarter with actionable intelligence and faster with novel technologies. Premier offers integrated data and analytics, collaboratives, supply chain solutions, consulting and other services in service of our mission to improve the health of communities. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial, and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry, and we continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the payer, and life sciences markets. With integrated data and analytics, collaboratives, supply chain services, consulting, and other services, Premier enables healthcare providers to deliver better care and outcomes at a lower cost. We believe that we play a critical role in the rapidly evolving healthcare industry, collaborating with members and other customers to co-develop long-term innovative solutions that reinvent and improve the way care is delivered to patients and paid for nationwide. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational, and value-based care software as a service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, and procure-to-pay business which provide financial support services to healthcare suppliers and providers. Additionally, we provide some of the various products and services noted above to non-healthcare businesses, including through continued access to our group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (refer to Sale of Non-Healthcare GPO Member Contracts within “Liquidity and Capital Resources” section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).
As a healthcare alliance, our mission, products and services, and long-term strategy have been developed in partnership with hospitals, health systems, physicians, and other healthcare providers and organizations. We believe that this partnership-driven business model creates a relationship between our members and us that is characterized by aligned incentives and mutually beneficial collaboration. This relationship affords us access to critical de-identified proprietary data and encourages member participation in the development and introduction of new products and services. Our interaction with our members provides us additional insights into the latest challenges confronting the healthcare industry and innovative best practices that we can share broadly across the healthcare industry, including throughout our membership. This model has enabled us to develop size and scale, data and analytics assets, expertise, and customer engagement required to accelerate innovation, provide differentiated solutions, and facilitate growth.
We seek to address challenges facing healthcare providers through our comprehensive suite of solutions that we believe:
•improve the efficiency and effectiveness of the healthcare supply chain;
•deliver improvement in cost, quality, and safety;
•innovate and enable success in emerging healthcare delivery and payment models to manage the health of populations;
•utilize data and analytics to drive increased connectivity as well as clinical, financial, and operational improvement; and
•through payers and life sciences, expand the capabilities within these markets to improve healthcare.
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, spread the cost of their development, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation, and disseminate best practices to help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare.
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement, and value-based care through two business segments: Supply Chain Services and Performance Services. The Supply Chain Services

segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, supply chain resiliency activities, and financial support services through our procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payables automation business (also known as Remitra®). Beginning in fiscal year 2025, our digital invoicing and payables automation business began to be reported as a component of the Supply Chain Services segment to align with our strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services. The Performance Services segment consists of our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets.
Fiscal Year 2025 Developments
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
On October 1, 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, LLC exchanged all of its holdings in S2S Global for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige Ameritech, Ltd. (“Prestige”) (the “S2S Divestiture”). This minority interest ownership is in addition to our existing indirect investment in Prestige, increasing our total ownership interest (direct and indirect) in Prestige to approximately 24% in the aggregate. Pursuant to the S2S Divestiture, PRAM Holdings, LLC (“PRAM”) recognized a gain on its equity value directly tied to the S2S Divestiture of $12.8 million in continuing operations. With the $52.6 million loss in discontinued operations, the net impact associated with the divestiture was $39.8 million. We met the criteria for classifying certain assets and liabilities of the direct sourcing business as a discontinued operation as of September 30, 2024. Accordingly, unless otherwise indicated, information in this Annual Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the accompanying consolidated financial statements for further information.
On January 16, 2025, Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. During the year ended June 30, 2025, we recorded a gain on the sale of these certain assets and liabilities of $13.9 million. We continue to own and operate Contigo's remaining businesses, including its center of excellence and third party administrative services. However, we expect that these remaining businesses will be substantially, if not entirely, transitioned to partners or wound down by December 31, 2025.
In February 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). Additionally, in February 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock, which was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization, which were completed on January 6, 2025. In February 2025, we announced that our Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”), under the Share Repurchase Authorization, to repurchase an aggregate of $200.0 million of shares of our Common Stock. Final settlement of the transactions under the 2025 ASR Agreements was completed on August 18, 2025. The Share Repurchase Authorization expired on June 30, 2025, and accordingly we will not make any repurchases under the authorization in addition to the $800 million of repurchases described above. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
Impact of Tariffs
The Trump administration has recently implemented, or threatened to implement, significant new and increased tariffs on certain industries and countries. While the specifics of these tariffs are still evolving, the implementation of new or increased tariffs on medical supplies, equipment, pharmaceuticals, and other products may adversely affect our suppliers’ pricing structures or operational capabilities, leading to higher procurement costs for our members and other customers, potentially resulting in reduced purchasing power, changes in sourcing decisions, and margin pressure throughout their supply chains. We continue to monitor tariff developments and are working to continue to build resiliency within our portfolio and diversification of suppliers to mitigate the financial impact on our members and other customers. See “Item 1A. Risk Factors” in this Annual Report for further discussion on the risks related to tariffs.
Acquisition of IllumiCare, Inc.
On June 13, 2025, we acquired, through our wholly owned subsidiary Premier Healthcare Solutions, Inc., 100% of the issued and outstanding capital stock in IllumiCare, Inc (“IllumiCare”) for a preliminary adjusted purchase price of $47.5 million, net of cash acquired, and subject to certain customary post-closing adjustments (“IllumiCare acquisition”). We paid $39.8 million with cash on hand, net of cash acquired, of which $4.5 million was placed in escrow to secure primarily certain indemnification obligations of the former IllumiCare owners. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million based upon achievement of certain specified post-closing business performance goals. IllumiCare is reported as part of the Performance Services Segment. See Note 3 - Business Acquisitions to the accompanying consolidated financial statements for further information.
Industry Overview
According to data from the Centers for Medicare & Medicaid Services (“CMS”), healthcare expenditures are a large component of the United States economy and are expected to grow by an average of 5.8% per year for the period 2024-2033, reaching 20.3% of gross domestic product, or GDP, by 2033. According to data from the 2023 American Hospital Association’s Annual Survey, published in the 2025 edition of the AHA Hospital Statistics™, there were more than 5,100 United States community hospitals with approximately 781,200 staffed beds in the United States. Of these acute care facilities, approximately 3,600 were part of either multi-hospital or diversified single hospital systems, meaning they were owned, leased, sponsored, or contract managed by a central organization. Based upon 2024 reporting from the United States Department of Labor and healthcare industry sources, in addition to United States hospitals, there were approximately 888,000 facilities and providers across the continuum of care in the United States. These facilities include primary/ambulatory care, post-acute care, and other providers.
Healthcare Supply Chain Services Industry
According to CMS data, total spending on hospital services in the United States is projected to be $1.8 trillion, or approximately 31% of total healthcare expenditures, in calendar year 2025. Expenses associated with the hospital supply chain, such as supplies as well as operational and capital expenditures, typically represent a material portion of a hospital’s budget. With continued reimbursement rate pressure across government and managed care payers, a transitioning payment model from fee-for-service to value-based payment, and national health expenditures representing a material portion of the economy, healthcare providers are examining all sources of cost savings, with supply chain spending a key area of focus. We believe opportunities to drive cost out of the healthcare supply chain include improved pricing for medical supplies, pharmaceuticals, facilities expenditures, food service products, and information technology, as well as appropriate resource utilization, mitigating pharmaceutical and medical device shortages, and increased operational efficiency.
From origination at the supplier to final consumption by the provider or patient, healthcare products pass through an extensive supply chain incorporating manufacturers, wholesalers, distributors, GPOs, pharmacy benefit managers, and retail, long-term care, and integrated pharmacies, among others. In response to the national focus on health spending and managing healthcare costs, along with the increased pressure in light of recent legislative developments, supply chain participants are seeking more convenient and cost-efficient ways to deliver products to patients and providers. We believe that improvements to the healthcare supply chain to bring it on par with other industries that have more sophisticated supply chain management can drive out material inefficiencies and cost. See “Item 1A. Risk Factors” in this Annual Report for further information.
Healthcare Performance Services Industry
State and federal budget pressures stemming from increased deficit spending, employer and consumer demands for lower costs, and the need for improved quality and outcomes have generated greater focus among healthcare providers on cost management, quality and safety, and value-based care. As a result, over the past two decades, the Department of Health and Human Services (“HHS”) has pushed to move from fee-for-service to alternative payment models (“APMs”). APMs, such as capitated and bundled payment arrangements with accountable care organizations (“ACOs”) and other providers, make healthcare providers more accountable for cost and quality goals. This movement will continue given the strong bipartisan support for these models. Over the long-term, health systems will need to continually monitor performance and manage costs, while demonstrating high levels of quality and implementing new care delivery models.
We expect information technology to continue to play a key enabling role in workflow efficiency and cost reduction, performance improvement, and care delivery transformation across the healthcare industry in both acute and continuum of care settings. In particular, the trends toward value-based payment models and healthcare require more sophisticated business intelligence, expanded data sets, and technology solutions. To achieve higher-quality outcomes and control total cost of care, providers exhibit a strong and continuing need for more comprehensive data and analytic capabilities to help them understand their current and future performance, identify opportunities for improvement, and manage value-based care risk. Similarly, our consulting services business is growing in the areas of business model strategy and redesign, process and margin improvement, labor productivity, non-labor cost management, clinical integration, and change management. In addition, our business increasingly relies on artificial intelligence (“AI”) technologies to collect, aggregate, analyze and/or generate data or other materials or content. See “Item 1A. Risk Factors” in this Annual Report for further discussion on the risks related to AI.
Our Membership
Our current membership base includes many of the country’s most progressive and forward-thinking healthcare organizations. The participation of these organizations in our membership provides us additional insights into the latest challenges confronting the industry we serve and innovative best practices that we can share broadly throughout our membership. We continually seek to add new members that are at the forefront of innovation in the healthcare industry. At June 30, 2025, our members included more than 4,250 acute care healthcare providers and approximately 365,000 active members. Over 520 individuals, representing approximately 180 of our United States hospital members, sit on 27 of our strategic and sourcing committees, and as part of these committees, use their industry expertise to advise on ways to improve the development, quality, and value of our products and services. In addition, three individuals who served on our Board of Directors during fiscal year 2025 are or were previously executives at our United States hospital member systems, providing valuable and unique insights into the challenges faced by hospitals and health systems and the innovations necessary to address these challenges. No individual member or member systems generated more than 10% of our net revenue for the fiscal years ended June 30, 2025 and 2024. Total GPO purchasing volume by all members participating in our GPO was more than $87 billion and $84 billion for the calendar years 2024 and 2023, respectively.
Our Business Segments
We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement, and value-based care and manage our business through two business segments: Supply Chain Services and Performance Services. Refer to Note 18 - Segments to the accompanying consolidated financial statements for further information. We have no significant foreign operations or revenues.
Supply Chain Services
Our Supply Chain Services segment assists our members and other customers in managing their non-labor expense and capital spend through a combination of products, services, and technologies, including one of the largest national healthcare GPO programs in the United States serving acute and continuum of care sites, and providing supply chain co-management, supply chain resiliency activities, and financial support services through our procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payables automation business. Membership in our GPO also provides access to certain supply chain-related SaaS informatics products and the opportunity to participate in our ASCENDriveTM and SURPASS® performance groups. Our Supply Chain Services segment consists of the following products and solutions:
Group Purchasing.    Our portfolio of over 3,400 contracts with over 1,400 suppliers provides our members with access to a wide range of products and services, including medical and surgical products, pharmaceuticals, laboratory supplies, capital equipment, information technology, facilities and construction, and food and nutritional products. We use our members’ aggregate purchasing power to negotiate pricing discounts, improved quality and resiliency of products, and improved contract terms with suppliers. Contracted suppliers pay us administrative fees based on the net negotiated price and purchase volume of goods and services sold to our members under the contracts we have negotiated. We also partner with other organizations, including regional GPOs, to extend our network base to their members.
Our contract portfolio is designed to offer our members a flexible solution comprised of multi-sourced supplier contracts, as well as pre-commitment and/or single-sourced contracts that offer higher discounts. Our multi-sourced contracts offer pricing tiers based on purchasing volume and/or commitment and multiple suppliers for many products and services. Our pre-commitment contracts require that a certain amount of our members commit in advance to a specified amount or percentage of purchasing volume before we enter into a contract with a particular supplier. Our single-source contracts are entered into with a specified supplier, and through this exclusive relationship, allow us to contract for products that meet our members’ specifications. In the case of pre-commitment contracts, we provide the particular supplier with a list of members that have pre-committed to a specified amount or percentage of purchasing volume and the supplier directly handles the tracking and monitoring of fulfillment of such purchasing volume. In the case of single and multi-sourced contracts, we negotiate and execute the contracts with suppliers on behalf of our members and make such contracts available to our members to access. The utilization of such single and multi-sourced contracts is determined by each particular member with assistance from our commercial account management team. Since there are no specific fulfillment requirements needed in our single and multi-source contracts in order to obtain certain pricing levels, each particular member and supplier agree on the appropriate pricing tier based on expected purchasing volume with tracking and ongoing validation of such purchasing volume provided by the supplier. The flexibility provided by our expansive contract portfolio allows us to effectively address the varying needs of our members and the significant number of factors that influence and dictate these needs, including overall size, service mix, and the degree of integration between hospitals in a healthcare system.
We continually innovate our GPO programs and supply chain platforms while targeting multiple markets, including acute, continuum of care, and non-healthcare site settings. As of June 30, 2025, our core base is a network of more than 4,250 acute care healthcare providers. In addition, our continuum of care program, one of the largest in the United States, which covers over 70 classes of trade, including non-healthcare, had approximately 365,000 active members as of June 30, 2025, which represents an increase of approximately 40,000 members, or 12%, over fiscal year 2024. A number of these members in Premier’s continuum of care program are affiliated, owned, leased, or managed by our members.
Performance Groups. Our Performance Groups are highly committed purchasing programs, which enable members to benefit from coordinated purchasing decisions and maintain standardization across their facilities. Our Performance Groups include the ASCENDrive and the SURPASS Performance Groups.
ASCENDrive Performance Group. Our ASCENDrive Performance Group (“ASCENDrive”) has developed a process to aggregate purchasing data for our members, enabling such members to benefit from committed group purchases within the Performance Group. Through ASCENDrive, members receive group purchasing programs, tiers and prices specifically negotiated for them and knowledge sharing with other member participants. As of June 30, 2025, approximately 880 United States acute care sites and 7,300 continuum of care sites participated in ASCENDrive. These member participants have identified over $1.4 billion in additional savings as compared to their United States hospital peers not participating in ASCENDrive since its inception in 2009. For calendar year 2024, these member participants had approximately $17.0 billion in annual supply chain purchasing spend.
SURPASS Performance Group. Our SURPASS Performance Group (“SURPASS”) builds upon and complements ASCENDrive and drives even greater savings for members at a correspondingly higher level of commitment. SURPASS brings together our most committed members that are able to coordinate purchasing decisions, review utilization, and achieve and maintain standardization across their facilities. SURPASS utilizes our PACER (Partnership for the Advancement of Comparative Effectiveness Review) methodology, which brings together clinically led cohorts to make evidence-based decisions about physician and clinician preference items with the goal of materially reducing the total cost of care. As of June 30, 2025, a group of 43 members representing approximately 620 acute care sites and 9,000 continuum of care sites participate in SURPASS. These member participants have identified over $433.9 million in additional savings via their efforts in more than 130 categories since its inception in 2018. For calendar year 2024, these member participants had approximately $16.0 billion in annual supply chain purchasing spend.
Supply Chain Co-Management. We manage and co-manage all or portions of the supply chain operations for contracted members and other customers to drive down costs through processes, including value analysis, product standardization, strategic resource allocation, and improved operational efficiency.
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

SaaS Informatics Products.   Members of our GPO have access to certain SaaS informatics products related to the supply chain and have the ability to purchase additional elements that are discussed in more detail below under “Our Business Segments - Performance Services.”
Procure-to-Pay. Our procure-to-pay business which include digital supply chain market insights and digital invoicing and payables automation business provides health systems and suppliers cost management solutions with our Procure-to-Pay technology designed to support greater efficiencies in the procurement process through automated purchasing and payment solutions. The Procure-to-Pay platform powers supplier and provider networks and uses optical character recognition to automate invoicing and payables. Our digital invoicing and payables automation business seeks to streamline financial processes, reduce errors and fraud, unlock cost and labor efficiencies, and become a leading digital invoicing and payables platform for all of healthcare, agnostic of Enterprise Resource Planning system (ERP), GPO, or treasury partner.
Performance Services
Our Performance Services segment consists of our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets.

Technology and Services Platform. With a broad provider network, advanced analytics, and the incorporation and desired expansion of AI-powered technology backed by our large dataset, we believe this platform has the ability to accelerate ingenuity in healthcare.
Our technology and services platform helps optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting services for clinical and operational design, and workflow solutions to hardwire sustainable change.
Clinical intelligence solutions help drive greater clinical effectiveness and efficiency across the care continuum by surfacing analytics and peer benchmarking on hard-to-find, high-value quality improvement areas, helping providers improve care delivery; delivering real-time clinical surveillance to help providers drive faster, more informed decisions regarding patient safety, including ongoing infection prevention, antimicrobial stewardship, and reduction of hospital acquired conditions; using AI-enabled clinical decision support integrated into the provider workflow to support evidence-based decisions by providers at the point of care, and improve prior authorization automation; providing life sciences services through Applied Science for the development of research, real-world evidence, and clinical trials innovation for medical device, diagnostic, and pharmaceutical companies; and operating the 100 Top Hospitals® program, which is a program that creates a national benchmark to provide hospitals and health systems accurate context through which to view their performance. This program includes the 100 Top Collaborative, which works to develop quality, safety, and cost metrics with consistency and standardization. We believe participation in the 100 Top Collaborative better prepares providers to deal with evolving and uncertain healthcare reform requirements and differentiate on care delivery in their markets.
Margin improvement solutions help lower total costs and improve provider operating margins by surfacing analytics and peer benchmarking on hard-to-find, supply savings, and workforce management opportunities that lower costs without impacting quality; optimizing workforce management with integrated financial reporting and budgeting across the continuum of care; providing savings through an enterprise resource planning solution built specifically for healthcare; deploying consulting services to deliver clinically integrated, margin improvement transformation throughout a health system; and providing management services to insurance programs to assist United States hospital and healthcare system members with liability and benefits insurance services, along with risk management services to improve their quality, patient safety, and financial performance while lowering costs.
Value-based care solutions help health systems implement effective models of care to succeed in new, value-based payment arrangements by surfacing analytics and peer benchmarking to help identify hard-to-find, population-based improvement opportunities necessary to take financial risk and succeed in value-based care; optimizing and managing the physician enterprise to rationalize medical group investment via revenue enhancement, cost reduction strategies, and implementation of sustainable evidence-based practices; and participating in the Population Health Management, Bundled Payment, and Physician Enterprise Collaboratives for the opportunity to share value-based care and payment developmental strategies, programs, and best practices.
The data yielded through the technology and services platform is de-identified and aggregated in what we believe to be the nation’s leading comprehensive database, representing over 20 years of data from more than 1,000 hospitals spanning multiple therapeutic areas. A research team including clinicians, epidemiologists, health economists, health services researchers, statisticians, and other subject matter experts leverage the dataset to deliver real world evidence, in partnership with Life Science innovators. Studies, test methods, strategies, and tools created can promote the adoption and integration of evidence-based practices to help improve outcomes and the quality and effectiveness of care.
The Performance Services segment supports Premier’s long-term strategy to diversify revenue into adjacent markets, defined as non-traditional markets, penetrated by Premier’s businesses.
Pricing and Contracts
Supply Chain Services
GPO Programs:
Our GPO primarily generates revenue through administrative fees received from contracted suppliers for a percentage of the net negotiated purchase price of goods and services sold to members under negotiated supplier contracts. Pursuant to the terms of GPO participation agreements entered into by the members, our members currently receive revenue share based upon purchasing by such member’s owned, leased, managed, and affiliated facilities through our GPO supplier contracts.
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
In connection with our 2020 Restructuring, we extended the terms of a majority of our GPO participation agreements, and in recent years we have focused on renewing these agreements as they approach the end of the 2020 extensions. As of June 30, 2025, GPO member agreements representing approximately 20% of the gross administrative fees associated with the GPO member agreements that were extended in 2020 still need to be addressed. We expect to address the majority of these remaining member agreements in fiscal year 2026. Due to competitive market conditions, we have experienced, and expect to continue to experience requests to provide existing and prospective members increases in revenue share on incremental and/or overall purchasing volume.
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
Procure-to-Pay:
The main source of revenue for the procure-to-pay business consists of fees from healthcare suppliers and providers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced after services have been provided.
Performance Services
Performance Services revenue consists of revenue generated through our technology and services platform. The main sources of revenue under this platform are (i) subscription agreements to our SaaS-based clinical intelligence, margin improvement, and value-based care products, (ii) licensing revenue, (iii) professional fees for consulting services, and (iv) other miscellaneous revenue including data licenses, annual subscriptions to our performance improvement collaboratives, insurance services management fees, and commissions from endorsed commercial insurance programs.
SaaS-based clinical analytics products subscriptions include the right to access our proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care, and provider analytics. Pricing varies by application and size of the healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member's data set in order to access and transfer member data into our hosted SaaS-

based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Enterprise analytics licenses include term licenses that generally range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care, and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Consulting services are provided under contracts whose terms vary according to the specific nature of each engagement. These services typically include general consulting, report-based consulting, managed services, and margin improvement initiatives. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees or member acceptance provisions, the transaction price is considered variable and is estimated and constrained. Fees are based either on the savings that are delivered or a fixed fee.
Other miscellaneous revenue generated through the technology and services platform includes revenue from data licenses which provide customers data from the healthcare database and is recognized upon delivery of the data; revenue from performance improvement collaboratives that support our offerings in cost management, quality and safety, and value-based care and is recognized over the service period as the services are provided, which is generally one to three years; and revenue through insurance services management fees, which are recognized in the period in which related services are provided, except for commissions from endorsed commercial insurance programs, which are earned by acting as an intermediary in the placement of effective insurance policies and are recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer and is constrained for estimated early terminations.
Revenue Concentration
Our customers consist of our GPO suppliers and both GPO and non-GPO members that utilize our other products and services and other healthcare and non-healthcare businesses. Our top five customers accounted for 12% and 14% of our consolidated net revenues for the years ended June 30, 2025 and 2024, respectively. No customer generated more than 10% of our net revenue during each of the years ended June 30, 2025 and 2024.
Intellectual Property
We offer our members a range of products to which we have appropriate intellectual property rights, including online services, best practices content, databases, electronic tools, web-based applications, performance metrics, business methodologies, proprietary algorithms, software products, and consulting services deliverables. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, domain names, and other intellectual property rights that, in the aggregate, are of material importance to our business.
We protect our intellectual property by relying on federal, state, and common law rights, as well as contractual arrangements. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
Research and Development
Our research and development (“R&D”) expenditures primarily consist of our strategic investment in internally-developed software to develop new and enhance existing SaaS- and license-based products offerings and new product development in the areas of cost management, quality and safety, and value-based care. From time to time, we may experience fluctuations in our research and development expenditures across reportable periods due to the timing of our software development life cycles, with new product features and functionality, new technologies, and upgrades to our service offerings.
Information Technology and Cybersecurity Risk Management
We rely on digital technology to conduct our business operations and engage with our members and business partners. The technology we, our members, and business partners use grows more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation, and other cyber misconduct. Through a risk management approach that continually assesses and improves our Information Technology (IT) and cybersecurity threat deterrence capabilities, our Information Security and Risk Management groups have formed a functional collaboration to provide leadership and oversight when managing IT and cybersecurity risks.
Through a combination of Security, Governance, Risk, and Compliance (GRC) resources, we (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties we partner with to ensure that the appropriate risk management standards are met, (iii) ensure essential business functions remain available during a business disruption, and (iv) continually develop and update response plans to address potential IT or cyber incidents should they occur. Our GRC resources are designed to prioritize IT and cybersecurity risks areas, identify solutions that minimize such risks, pursue optimal outcomes, and maintain compliance with contractual obligations. We also maintain an operational security function that has 24x7x365 response capabilities that triage potential incidents and triggers impact mitigation protocols. These capabilities allow us to apply best practices and reduce exposure in the case of a security incident. For more information regarding the risks associated with these matters, see “Item 1A. Risk Factors - We could suffer a loss of revenue and increased costs, exposure to material liability, reputational harm, and other serious negative consequences if we, our service providers or other suppliers, or our members or customers are subject to cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our members or customers, other third parties, patients or employees.” For more information on cybersecurity risk management matters, see Item 1C. Cybersecurity”
Competition
The markets for our products and services in both our Supply Chain Services segment and Performance Services segment are fragmented, highly competitive, and characterized by rapidly evolving technology and product standards, user needs, and the frequent introduction of new products and services. We have experienced and expect to continue to experience intense competition from a number of companies.
Our Supply Chain Services segment’s competitors primarily compete with our group purchasing, supply chain co-management, and procure-to-pay business.
•Our group purchasing business competes with other large traditional healthcare GPOs such as HealthTrust Purchasing Group (a subsidiary of HCA Holdings, Inc.), Managed Health Care Associates, Inc., and Vizient, Inc. In addition, we compete against certain healthcare provider-owned GPOs and online retailers in this segment.
•Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformation services, such as The Resource Group and CPS Solutions, LLC.
•Our procure-to-pay business competes with organizations such as Global Healthcare Exchange, LLC (GHX) for our digital invoicing product, Coupa Software Inc. and Taulia for our digital payables product, and tier one treasury banks (e.g., JPMorgan Chase and Co., Wells Fargo, Bank of America, etc.) as well as niche factoring companies for our financing solutions product.
Our Performance Services segment’s competitors compete with our technology and services platform.
•The primary competitors of our technology and services platform range from smaller niche companies to large, well-financed and technologically sophisticated entities. Our primary competitors include (i) information technology providers such as Veradigm, Inc. (f/k/a Allscripts Healthcare Solutions, Inc.), Epic Systems Corporation, Health Catalyst, Inc., IBM Corporation, Infor, Inc., Oracle Corporation, Arcadia Solutions, LLC, Vizient, Inc., and Innovaccer, Inc. and (ii) consulting and outsourcing firms such as Deloitte Consulting, Evolent Health, Inc., Huron Consulting, Inc., Guidehouse Consulting, Inc., Optum, Inc. (a subsidiary of UnitedHealth Group, Inc.), and Kaufman, Hall and Associates, LLC (a subsidiary of Vizient, Inc.).
With respect to our products and services across both segments, we compete on the basis of several factors, including price, breadth, depth and quality of product and service offerings, ability to deliver clinical, financial, and operational performance improvements through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, and the ability to integrate services with existing technology.
Government Regulation
General
The healthcare industry is highly regulated by federal and state authorities and is subject to changing legal, political, economic, and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, and general economic conditions affect the purchasing practices, operations, and the financial health of healthcare organizations. In particular, changes in laws and regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned and costly modifications to our products and services, and may result in delays or cancellations of orders or a reduction of funds and demand for our products and services.

We are subject to numerous risks arising from governmental oversight and regulation. You should carefully review the following discussion and the risks discussed under “Item 1A. Risk Factors” for a more detailed discussion.
Affordable Care Act
The passage of the Patient Protection and Affordable Care Act (“ACA”) in 2010 aimed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law included provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law created an innovation center to test and scale new APMs and ACOs. These programs created fundamental changes in the delivery of healthcare.
Since its passage, the ACA has been subject to continued scrutiny and threats to repeal it in parts or in whole. Recent Congressional action has impacted several provisions of the ACA as it relates to Medicaid-expansion. While these changes do not directly impact us or areas that are core to our business, they do impact the financial stability of our members and other customers and therefore may have indirect impacts on us. Additional future changes may ultimately impact the provisions of the ACA or other laws or regulations that either currently affect, or may in the future affect, our business.
United States Food and Drug Administration Regulation
The United States Food and Drug Administration (“FDA”) has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes it to be regulated as a medical device under existing or future FDA laws or regulations, including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to register these software product(s) with the FDA and undergo the applicable regulatory clearance or approval process, which may require us to conduct clinical trials. There is risk that the software product may not be authorized by the FDA or that we may not be able to market the software product during the FDA review process. In addition, registering a software product with the FDA can be a costly and timely endeavor creating additional regulatory scrutiny for the Company, as well as additional compliance requirements with FDA laws, regulations and guidance. Even after regulatory authorization, additional regulatory review may be required if a material change is made to a device.
Civil and Criminal Fraud, Waste, and Abuse Laws
We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs, and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and broadly worded, and their application to our specific products, services, and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have over time increased enforcement activities with respect to Medicare and Medicaid fraud, waste, and abuse regulations and other reimbursement laws and rules. These laws and regulations include:
Anti-Kickback Laws. The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of "remuneration" has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments, or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease, or ordering of healthcare items and services regardless of whether the item or service is covered under a governmental health program or private health plan. Certain statutory and regulatory safe harbors exist that protect specified business arrangements from prosecution under the Anti-Kickback Statute if all elements of an applicable safe harbor are met, however these safe harbors are narrow and often difficult to comply with. Congress has appropriated an increasing amount of funds in recent years to support enforcement activities aimed at reducing healthcare fraud and abuse.
The United States Department of Health and Human Services, or HHS, created certain safe harbor regulations which, if fully complied with, assure parties to a particular arrangement covered by a safe harbor that they will not be prosecuted under the Anti-Kickback Statute with respect to such arrangement. We operate our group purchasing services, pricing discount arrangements with suppliers, and revenue share arrangements with applicable members in reliance on the safe harbor for GPOs set forth at 42 C.F.R. § 1001.952(j) and the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. From time to time, HHS, through its Office of Inspector General, makes formal and informal inquiries, conducts investigations, and audits the business practices of GPOs, including our GPO, the result of which could be new rules, regulations, or in some cases, a formal enforcement action.
To help ensure regulatory compliance with HHS rules and regulations, our members that report their costs to Medicare are required under the terms of the Premier Group Purchasing Policy to appropriately reflect all elements of value received in connection with our initial public offering (“IPO”), including under the various agreements entered into in connection therewith, on their cost reports. We are required to furnish applicable reports to such members setting forth the amount of such value, to assist their compliance with such cost reporting requirements. There can be no assurance that the HHS Office of Inspector General or the United States Department of Justice, or DOJ, will concur that these actions satisfy their applicable rules and regulations.
False Claims Act. Our business is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, or other governmental healthcare programs or private health plans. In particular, the False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the United States. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. Violations of the FCA may result in treble damages, material monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded healthcare programs. A claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
Privacy and Security Laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information.” The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational and/or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. In addition to following these complex requirements, covered entities and business associates must also meet additional compliance obligations set forth in the HIPAA Privacy Rule. The HIPAA Security Rule establishes administrative, organizational, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Security Rule requirements are intended to mandate that covered entities and business associates regularly re-assess the adequacy of their safeguards in light of changing and evolving security risks. Finally, the HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients/beneficiaries, media outlets, and HHS when there has been an improper use or disclosure of protected health information.
Our self-funded health benefit plan for our employees and our healthcare provider members (provided that these members engage in HIPAA-defined standard electronic transactions with health plans, which will be all or the vast majority) are directly regulated by HIPAA as “covered entities.” Additionally, because most of our United States hospital members disclose protected health information to us so that we may use that information to provide certain data analytics, benchmarking, consulting, or other operational and compliance services to these members, we are a “business associate” of those members. In these cases, in order to provide members with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into “business associate agreements” with our covered entity members. Such agreements must, among other things, provide adequate written assurances:
(i)as to how we will use and disclose the protected health information within certain allowable parameters established by HIPAA;
(ii)that we will implement reasonable and appropriate administrative, organizational, physical, and technical safeguards to protect such information from impermissible use or disclosure;
(iii)that we will enter into similar agreements with our subcontractors that have access to the information;
(iv)that we will report breaches of unsecured protected health information, security incidents, and other inappropriate uses or disclosures of the information; and
(v)that we will assist the covered entity with certain of its duties under HIPAA.
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
Transaction Requirements. HIPAA also mandates format, data content, and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets and changing the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. All healthcare providers are required to comply with Version 5010 and use the ICD-10 code sets.
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
Antitrust Laws
The Sherman Antitrust Act, Clayton Act, Robinson-Patman Act, and related federal and state antitrust laws are complex laws that prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in markets. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in markets. In their 1996 Statements of Antitrust Enforcement Policy in Health Care, or the Healthcare Statements, the DOJ and the United States Federal Trade Commission (“FTC”), set forth guidelines specifically designed to help GPOs gauge whether a particular purchasing arrangement may raise antitrust concerns and established an antitrust safety zone for joint purchasing arrangements among healthcare providers.
In 2023, the DOJ and FTC withdrew the Healthcare Statements, stating that they were outdated and overly permissive and indicating that the agencies would provide future guidance through case-by-case enforcement. In the absence of current guidance, we have continued to attempt to structure our contracts and pricing arrangements in accordance with the Healthcare Statements and believe that our GPO supplier contracts and pricing discount arrangements should not be found to violate the antitrust laws. We cannot give any assurances that enforcement authorities will agree with this assessment. In addition, private parties also may bring suit for alleged violations under the United States antitrust laws. From time to time, the group purchasing industry comes under review by Congress and other governmental bodies with respect to antitrust laws, the scope of which includes, among other things, the relationships between GPOs and their members, distributors, manufacturers, and other suppliers, as well as the services performed and payments received in connection with GPO programs. Most recently, on February 14, 2024, the FTC and the United States Department of Health and Human Services issued a joint Request for Information (“RFI”) for submission of comments regarding the impact of GPOs and wholesale drug distributors on access to generic pharmaceuticals. The comment period for the RFI expired on May 30, 2024.
Congress, the DOJ, the FTC, or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations, or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental factors or alleging violations based solely on concerns of individual private parties.
Health IT Certification Program
In 2009, Congress included in the American Recovery and Reinvestment Act a program to incentivize the adoption of health information technology by hospitals and ambulatory providers who participate in the Medicare and Medicaid programs. Congress further modified the incentive program for ambulatory providers under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Any developer of health information technology seeking to offer a product to assist hospitals or ambulatory healthcare providers to meet the requirements of these programs must obtain certification under the applicable certification criteria established by the Office of the National Coordinator for Health Information Technology (“ONC”). There are two types of certifications for health information developers seeking to participate in the certification program: 1) certification to all the certification criteria required to meet the definition of a “2015 Edition Base EHR” or 2) certification as a Health IT Module, meeting specific certification criteria. Meeting the certification criteria as a “2015 Edition Base EHR” allows a developer of health information technology to offer a product that has all the capabilities needed for a hospital or an ambulatory provider to meet the requirements of the health IT incentive programs. A Health IT Module provides a specific set of capabilities. Hospitals or ambulatory providers seeking to avoid potential payment reductions must either implement a 2015 Base EHR using a single product, or multiple Health IT Modules that together have all of the capabilities of a 2015 Base EHR.
We currently have two products that are certified as Health IT Modules. To retain our certification, we must: 1) meet applicable conditions of certification and maintenance of certification requirements established by ONC; 2) pass testing conducted by an ONC-Authorized Testing Laboratory pursuant to test procedures developed by ONC; and 3) obtain certification from an ONC-Authorized Certification Body. ONC’s conditions of certification and maintenance of certification requirements include communication restrictions that largely prevent us from limiting our customer's ability to communicate about the usability, interoperability, security, or user experiences relating to our Health IT Modules. These regulations require us to review and modify current contract terms or inform customers that offending contract terms we previously entered into are no longer effective. We are also required to develop and execute a real-world testing plan, which would require us to demonstrate to our ONC-Authorized Certification Body that our Health IT Modules operate as designed when implemented in the field. Failure to properly implement these requirements could result in our two products losing their status as Health IT Modules, which could jeopardize the utility of the products for our customers. We work closely with our selected ONC-Authorized Testing Laboratory and ONC-Authorized Certification Body to meet these and other requirements of Health IT Certification Program. We are unable to predict what changes to the certification program might be made in the future or how those changes could affect our business or the associated costs of compliance.

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
Corporate Compliance Department
We execute and maintain a compliance and ethics program designed to assist management and our employees in conducting operations and activities ethically with the highest level of integrity and in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution to include disciplinary action. These objectives are achieved primarily through education and monitoring, but include other measures we believe to be appropriate. We provide all employees with education on our standards of conduct, compliance policies and procedures, as well as policies for monitoring, reporting, and responding to compliance issues. We also provide all of our employees with a third-party toll-free number and Internet website address to report any compliance or privacy concerns. In addition, our Chief Ethics & Compliance Officer individually, and along with the Audit and Compliance Committee of the Board of Directors (“Audit and Compliance Committee”), oversee compliance and ethics matters across our business operations.
Human Capital Management
Our employees are our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain, and develop talented and high-performing employees at all levels of our organization, while sustaining an environment of anti-discrimination that ensures equal access to opportunities. To succeed in an ever-changing and competitive labor market, we have developed human capital management strategies, objectives, and measures that drive recruitment and retention, support business performance, advance innovation, foster employee development, and support our Mission — to improve the health of our communities, our Vision — to lead the transformation to high quality, cost effective healthcare, and our Values — integrity, passion for performance, innovation, and a focus on people.
Our Mission, Vision, and Values, together with our human capital strategies, objectives, and measures, form a framework advanced through the following programs and initiatives:

Support Employees’ Financial, Health, and Social Well-Being
•Competitive, reasonable, and equitable compensation programs designed to align pay and performance and attract and retain employees who are passionate about our mission and exemplify our values.
•Annual and long-term incentives designed to drive business and individual achievement.
•Comprehensive, competitive, and innovative health and welfare and retirement benefits to support our employees’ physical, mental, and financial health.
•Employee Stock Purchase Plan and equity compensation to provide financial value, align employees’ interests with those of our shareholders, and drive talent retention.
•Innovative programs to support all aspects of employee well-being, including physical, emotional, financial, and social health.
•Generous and flexible time off programs.
•Social Responsibility Programs including paid Annual Volunteer Afternoon, volunteering hours, and matching gifts to encourage and support giving back to the communities in which we serve.
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
•Values in Action online portal to encourage employees in real time to publicly recognize and reward their peers for performance, innovation, focus on people, and integrity.

Promote a Positive and Collaborative Workplace
•Continuous listening strategies including semi-annual People First employee engagement survey to seek feedback on a variety of topics to continuously improve our human resources programs, practices, and employee experience.
•Regular and ongoing review of compensation fairness and competitiveness.
•Mentoring and networking programs.
•Recruiting outreach to drive representation within our communities.
Create Opportunities to Grow and Develop
•Comprehensive, technology-enabled learning and development programs to foster connections, leadership competency, and team and individual development.
•Learning offerings that support employees at all levels develop in skills, competencies, leadership development, and innovation.
•Leadership and Management development programs.
•Performance Management program, including formal semi-annual performance feedback conversations to drive high performance and reward excellence.
•Enterprise talent planning and career pathing.
•Tuition reimbursement program to support continuing education.

Company Recognition
•World’s Most Ethical Company by the Ethisphere Institute for the 18th consecutive year.
•Forbes: America’s Best Management Consulting Firms 2024 and 2025
•Best in KLAs Value Based Consulting 2024
•United States News & World Report, Best Companies to Work For (2023, 2024 & 2025)
•Inducted into Healthiest Employers Hall of Fame in 2023
•2024 Healthiest Employers of Charlotte by Charlotte Business Journal (1st place), 9th consecutive year in top 3
•2023 Healthiest 100 Workplaces in America (21st place)
•2023 Cigna Well-Being Award (Gold Level)
•Charlotte Business Journal Power 100 DEI Leaders, 2023

Employees
As of June 30, 2025, we employed approximately 2,700 people, all in the United States. We also engage contractors and consultants. Additionally, we regularly track and report internally on key talent metrics including workforce demographics, talent pipeline, and the engagement of our employees. None of our employees are working under a collective bargaining arrangement.
We conduct sales through our embedded commercial account management team, our dedicated national business development and solution sales teams, our Premier consultants, and other various sales teams, collectively comprised of over 500 employees as of June 30, 2025.
Our commercial account management team works closely with our United States hospital members and other members to target new opportunities by developing strategic and operational plans to drive cost management and quality and safety improvement initiatives. As of June 30, 2025, this team is deployed within three geographic zones and several strategic/affinity members across the United States.
Our national business development and solution sales teams provide national, regional, and product specific sales coverage for establishing initial member relationships and works with our commercial account management team to increase sales to existing members.
Our Premier consulting team identifies and targets consulting engagements and wrap-around services for our major SaaS-based clinical analytics products and our GPO to enhance the member value from these programs.
Available Information
We file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may access these reports and other information without charge at a website maintained by the SEC. The address of this site is https://www.sec.gov. In addition, our website address is www.premierinc.com. We make available through our website the documents identified above, free of charge, promptly after we electronically file such material with, or furnish it to, the SEC.
We also provide information about our company through: X, formerly known as Twitter, (https://x.com/premierha), Facebook (https://www.facebook.com/premierhealthcarealliance), LinkedIn (https://www.linkedin.com/company/premierinc/), YouTube (https://www.youtube.com/user/premieralliance), and Instagram (https://instagram.com/premierha).
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
•We may not be able to maintain or add new members for our group purchasing organization (“GPO”) programs which will depend in part on competitive pressure to increase the share of administrative fees we receive from GPO suppliers that we pay to members. This competitive pressure has resulted in material increases in our average revenue share obligations in fiscal year 2025 and prior fiscal years, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew GPO participation agreements.
•We may experience delays recognizing or increasing revenue if the sales cycle or implementation period takes longer than expected.
•We face risks to our business if members of our GPO programs reduce activity levels, terminate or elect not to renew their contracts on substantially similar terms or at all.
•We face the risks that the markets for our software as a service (“SaaS”) or licensed-based analytics products and services may develop more slowly than we expect, and that we may experience volatility in our revenues due to fluctuations in customer demand for SaaS-based product subscriptions or license-based analytics products.
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
•We face risks associated with our growing dependence on and need to invest in artificial intelligence technologies; and also risks associated with the integration of these technologies with our products and services because of the emerging nature of these technologies and the evolving legal and regulatory framework relating to their use.
•We depend on our ability to attract, hire, integrate and retain key personnel.
•We have risks to our business operations due to continuing uncertain economic conditions, including but not limited to inflation, tariffs, and recessionary fears, which could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
•We may face financial and operational uncertainty due to global macroeconomic, geopolitical and business conditions, trends and events, including inflation, generally, and the impact of any associated supply chain challenges.
•We may be adversely affected by global climate change or by regulatory responses to such change.

Risks Related to Healthcare, Health Information Technology and Data Privacy Laws and Regulations
•We are subject to changes and uncertainty in the legal, political, economic and regulatory environment affecting healthcare organizations, including due to Presidential executive orders.
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
•Our business depends on our ability to adequately protect our intellectual property; and we could be subject to potential claims of intellectual property infringement or misappropriation by third parties.
•We face tax risks, including potential gross receipts, sales and use, franchise and income tax liability in certain jurisdictions, potential future changes in tax laws and potential material tax disputes.
Risks Related to our Corporate Structure
•We may not realize all of the expected tax benefits corresponding to the termination of our prior Tax Receivable Agreement and the payments we made under our Unit Exchange and Tax Receivable Acceleration Agreements entered into in connection therewith.
•Provisions in our certificate of incorporation and bylaws and provisions of Delaware law may impede or prevent strategic transactions, including a takeover of the company.
Risks Related to our Capital Structure, Liquidity and Class A Common Stock
•We face risks related to our current and future indebtedness, including our existing credit facility.
•We face risks due to fluctuations in our quarterly operating results.
•The trading price and volume of our Class A common stock are subject to the risk of significant fluctuations due to various factors, including fluctuations in our operating performance and also legal and regulatory, economic, geopolitical, market, industry and other factors unrelated to our operating performance.
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
The primary competitors for our Supply Chain Services segment compete with our group purchasing and supply chain co-management activities and our procure-to-pay business. Our group purchasing business competes with other large traditional healthcare GPOs, including in certain cases GPOs owned by healthcare providers and online retailers. Our supply chain co-management business competes with organizations that provide supply chain outsourcing or embedded resources and supply chain transformations services. Our procure-to-pay business competes primarily with smaller niche companies and larger technology companies and/or financial institutions.
The competitors in our Performance Services segment compete with our technology and services platform that helps optimize performance in clinical intelligence, margin improvement, and value-based care. The primary competitors of this operating segment range from smaller niche companies to large, well-financed and technologically sophisticated entities, and include information technology providers and consulting and outsourcing firms.

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
We also compete based on price in both of our operating segments. We are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, changes in laws and regulations applicable to our business operations, government action affecting reimbursement, financial stress experienced by our members and other customers, and increased revenue share obligations to members. In our Supply Chain Services segment, we believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. Competitive pressure has recently resulted in increases in our average revenue share obligations, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew GPO participation agreements that were extended at the time of our August 2020 Restructuring. As of June 30, 2025, GPO member agreements representing approximately 20% of the gross administrative fees associated with the GPO member agreements that were extended in 2020 still need to be addressed. We expect to address the majority of these remaining member agreements in fiscal year 2026. We similarly expect that competitive pressure on revenue share may result in us entering into arrangements with members that undergo a change of control that triggers a termination right, or new GPO members that join our GPO programs, which increase our average revenue share obligations. Material increases in revenue share obligations could adversely affect our business, financial condition and results of operations. In this competitive environment, we have experienced GPO member terminations during existing contractual periods, and we may not be able to retain our current GPO members or expand our member base on favorable terms or at all. The failure to retain and expand our GPO member base may adversely affect our business, financial condition and results of operations. Furthermore, if pricing of our other products and services experiences material downward pressure, our business will be less profitable, and our results of operations will be materially, adversely affected.
Furthermore, our Performance Services business also competes on features and functionality of the solutions we offer through our technology and services platform for optimizing performance.
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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect legal, regulatory and economic conditions to lead to additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our members’ organizations may grow. If a member experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. Some of these large and growing healthcare systems and continuum of care providers may choose to contract directly with suppliers for certain supply categories, and some suppliers may seek to contract directly with the healthcare providers rather than with GPOs such as ours. In connection with any consolidation, our members may move their business to another GPO, particularly when the acquiring hospital or health system is a member of a competing GPO or where the post-acquisition management of our member is aligned or has an existing relationship with a competing GPO. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers have in the past tried and may in the future try to use their market power to negotiate materially increased revenue share obligations and fee reductions for our products and services across both of our business segments. Finally, consolidation may also result in the acquisition or future development by our members of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition, and results of operations.

We may experience material delays in recognizing revenue or increasing revenue if the sales cycle or implementation period with potential new members or customers takes longer than anticipated.
A key element of our strategy is to market the various products and services in our Supply Chain Services and Performance Services segments directly to healthcare providers and to increase the number of our products and services utilized by existing members and other customers. The evaluation and purchasing process is often lengthy and involves material technical evaluation and commitment of personnel by these organizations. Further, the evaluation process depends on a number of factors, many of which we may not be able to control, including potential new members’ and other customers’ internal approval processes, budgetary constraints for technology spending, member concerns about implementing new procurement methods and strategies and other timing effects. In addition, the contract or software implementation process for new products or services can take six months or more and, accordingly, delay our ability to recognize revenue from the sale of such products or services. Any extended or delayed implementation cycle in connection with the sale of additional products and services to existing or new members or customers could have a material adverse effect on our business, financial condition and results of operations.
The revenue and cash flows under some of our agreements is “at risk” because it is subject to our meeting certain specified performance commitments; these provisions could delay or prevent altogether our recognition of revenue from these agreements or decrease our cash flows, and if we fail to meet our performance commitments we may need to reverse prior revenue recognition.
We have in the past and expect in the future to enter into “at risk” agreements as we seek to grow our business. At risk agreements typically provide for specific financial or other consequences if we do not meet performance milestones specified in the agreements. Our at risk agreements include, for example: Agreements with certain of our GPO members with savings guarantees, whereby we have committed to implement a specific savings amount for certain members as a result of participating in our GPO; and consulting agreements with certain of our Supply Chain Services and Performance Services customers that include commitments to achieve a specific savings amount from the use of our services. While using at risk agreements may help us grow our business, our failure to meet the performance commitments included in these agreements would lead to a loss in revenue or have a negative impact to cash flows and could have a material adverse effect on our business, financial condition, and results of operation. We carefully manage the level of at risk business that we enter into, however we have increased our use of at risk agreements to help grow our business. Although to date we have not experienced any failure under these agreements in meeting our performance commitments set forth in these agreements that has materially affected our operating results, there can be no assurance that the use of at risk agreements will not adversely affect our revenue, revenue growth, and cash flows or have a material adverse effect on our business, financial condition and results of operations in the future.
We are required to use estimates to evaluate at risk agreements. In the case of at risk GPO agreements, these estimates are based on our historical experience in meeting our at risk savings commitments. In the case of at risk consulting agreements, these estimates are based on a number of inputs from management regarding project timing, milestone and goal achievement and expected completion dates. We base these estimates on historical experience, however, we cannot provide assurance that the estimates and the assumptions underlying them will be correct. As a result, if our estimates are incorrect and we consequently fail to meet the performance commitments, we could experience a delay in revenue recognition, we could experience a loss in revenues and revenue reversals resulting in out-of-period revenue adjustments, or we could experience a negative impact to cash flows. Lastly, any unanticipated change in accounting standards that impact revenue recognition for at risk agreements could potentially adversely affect our revenue, revenue growth, or cash flows and therefore have a material adverse effect on our business, financial condition, and results of operations.
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
Our success in retaining member participation in our GPO programs depends upon our reputation, strong relationships with GPO members and our ability to deliver consistent, reliable and high-quality products and services, and a failure in any of these areas may result in the loss of GPO members. We believe that some of our GPO competitors offer higher revenue share arrangements to some of their customers compared to our average arrangements. Our ability to retain and expand participation in our GPO programs depends upon our ability to provide overall value to GPO members, including competitive revenue share arrangements, in an economically competitive environment. Competitive pressure has resulted in increases in our average revenue share obligations, and we expect to continue to see material increases in our average revenue share obligations to members, particularly as we continue to renew additional GPO participation agreements that were extended at the time of our August 2020 Restructuring. As of June 30, 2025, GPO member agreements representing approximately 20% of the gross administrative fees associated with the GPO member agreements that were extended in 2020 still need to be addressed. We expect to address the majority of these remaining member agreements in fiscal year 2026. In addition, GPO members may seek to modify or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including a change of control of the GPO member, changes in their strategies, competitive analysis or business plans, changes in their supply chain personnel or management, or economic conditions in general. When contracts are modified or not renewed for any reason, the lost future revenue associated with such contracts could have a material adverse effect on our financial condition and results of operations.
Historically, we have enjoyed a strong strategic alignment with our GPO members, in many cases as a result of such GPO members being significant equity owners of our company. Any material reduction in our GPO member-owners’ equity holdings in us could result in reduced alignment between us and such former member-owners, which may make it more difficult to retain these GPO members or to ensure that they extend or renew their GPO participation agreements on the same or similar economic terms, or at all, the failure of which may have a material adverse impact on our business, financial condition and results of operations.
We rely on the administrative fees we receive from our GPO suppliers, and the failure to maintain contracts with these GPO suppliers could have a generally negative effect on our relationships with our members and could adversely affect our business, financial condition and results of operations.
Historically, we have derived a substantial amount of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers, which provide products and services to our members at reduced costs and which pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days’ notice. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees pursuant to our arrangement with that supplier, which could adversely affect our business, financial condition and results of operations. In addition, if we lose a relationship with a GPO supplier, we may not be able to negotiate similar arrangements for our members with other suppliers on the same terms and conditions or at all, which could damage our reputation with our members and adversely affect our ability to maintain our member agreements or expand our membership base and could have a material adverse effect on our business, financial condition and results of operations.
In addition, the United States Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally provide that administrative fees paid by pharmaceutical manufacturers to GPOs do not reduce the drug pricing calculation to the extent that such fees meet CMS’ “bona fide service fee” definition. There can be no assurance that CMS will continue to allow this exclusion of GPO administrative fees from the pricing calculation, and a change could negatively affect the willingness of pharmaceutical manufacturers to pay administrative fees to us, which could have a material adverse effect on our member retention, business, financial condition and results of operations.

We derive a material portion of our revenues from our largest GPO program members, and the loss of one or more of these members or a number of smaller members could materially and adversely affect our business, financial condition and results of operations.
We derive revenues indirectly from GPO program members as a result of their GPO program purchases from our contracted suppliers, which generate fee share payments to us from the relevant suppliers, and directly from GPO program members in the form of fees paid by the members to us for other services, including consulting services and our technology and services platform. Based on these revenue sources, our top five GPO program members accounted for approximately 7% and 9% of our consolidated net revenues for the fiscal years ended June 30, 2025 and 2024. The loss of material member or a number of smaller members that participate in our GPO programs, material changes in revenue share or other economic terms we have with any member or members, have in the past and could in the future materially and adversely affect our business, financial condition and results of operations.
The markets for our SaaS-based product subscriptions and licensed-based products and services may develop more slowly than we expect, and we may experience fluctuations in customer demand for SaaS-based products or license-based products, which could adversely affect our revenue, growth rates and our ability to maintain or increase our profitability.
Our Performance Services segment generates revenue from both SaaS-based products subscriptions and term enterprise analytics licenses for our analytics products, and the growth and profitability of our Performance Services segment depends on our ability to grow revenue from both of these types of products and services. Generally, SaaS-based transactions generate subscription fees revenue over the term of the contract, whereas revenue from licensed-based transactions is recognized upon delivery of the software code and revenue from maintenance and hosting fees is recognized over the term of the contract. Fluctuating customer demand for SaaS-based and licensed-based transactions, including the mix of SaaS-based and licensed-based transactions, can therefore result in material volatility of our revenue, growth rates and profitability in any given quarter or year. Some customers have elected to enter into licensed-based transactions instead of renewing SaaS-based transactions, and similarly some customers have elected to enter into SaaS-based transactions instead of renewing enterprise licenses, and the timing and pricing of these conversions can contribute to this volatility. In addition, many companies have invested substantial resources to integrate established enterprise software into their businesses and therefore may be unwilling to switch to our products and services, and some companies may have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these products and services. If companies do not perceive the benefits of our SaaS-based products and licensed-based products and services, or have concerns regarding security or reliability, then the market for these products and services may not expand as much or develop as quickly as we expect, which would materially adversely affect our business, financial condition and results of operations.
Our members and other customers are highly dependent on payments from third-party healthcare payers, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect these members and other customers and consequently our business.
Our members and other customers derive a substantial portion of their revenue from third-party private and governmental payers, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for our products and services our members and other customers purchase or otherwise obtain through us is available to our members and other customers from governmental health programs, private health insurers, managed care plans and other third-party payers. These third-party payers are increasingly using their bargaining power to secure discounted reimbursement rates and may impose other requirements that adversely affect our members and other customers’ ability to obtain adequate reimbursement for our products and services. If third-party payers do not approve our products and services for reimbursement or fail to reimburse for them adequately, our members and other customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services.
In addition, government actions or changes in laws or regulations could limit government spending generally for the Medicare and Medicaid programs, limit payments to healthcare providers and increase emphasis on financially accountable payment programs such as accountable care organizations, and bundled payments and capitated primary care. In January 2025, the Trump administration began issuing executive orders identifying new government policies and priorities and directing United States federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new administrative priorities. Some of those executive orders are the subject of pending litigation, and there remains significant uncertainty about how agencies will implement the new executive orders. In addition, recently passed legislation known as the One Big Beautiful Bill Act is estimated to reduce Medicaid expenditures by almost $1 trillion over the next 10 years starting in December 2026. These reductions are expected to result in many individuals losing coverage, thereby placing additional financial pressure on our members and other customers. Additional changes in healthcare laws, regulations, or policies could potentially lead to reduced federal funding to our members and other customers and reduced reimbursement rates for products purchased by our members and other customers. This environment is creating the risk for potential changes impacting our members and other customers that could cause a material adverse effect on our business, financial condition and results of operations and financial performance.
If we are unable to maintain or enter into new strategic relationships with other companies, we may be unable to grow our business.
Our business strategy includes entering into and maintaining strategic collaborations, alliances, partnerships and other affiliations with other companies. These companies may pursue relationships with our competitors, develop or acquire products and services that compete with our products and services, experience financial difficulties, be acquired by one of our competitors or another third party or exit the healthcare industry, any of which may adversely affect our relationship with them. In addition, agreements with these companies may allow them to terminate their relationships with us for any reason with limited or no notice. If existing strategic relationships with other companies are adversely impacted or are terminated or if we are unable to enter into new strategic relationships necessary for our business, we may be unable to maintain or increase our industry presence or effectively execute our business strategy.
If we are not able to timely offer new and innovative products and services, we may not remain competitive and our revenue and results of operations may suffer.
Our success depends on providing products and services within our Supply Chain Services and Performance Services segments that members and other customers use to improve clinical, financial and operational performance. Information technology providers and other competitors are incorporating enhanced analytical tools and functionality and otherwise developing products and services that may become viewed as more efficient or appealing to our members or other customers. If we cannot adapt to rapidly evolving industry standards, technology capabilities (including artificial intelligence), and member and other customers’ needs, including changing regulations and provider reimbursement policies, we may fail to meet our current and potential new members’ and other customers’ requirements and our technology, products or service offerings could become obsolete. We must continue to invest material resources in technology development or acquisitions in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that current and potential new members and other customers will want. If our enhanced existing or new products and services are not responsive to the needs of our current or potential new members and other customers, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing members or customers and be unable to obtain new members and other customers, which could have a material adverse effect on our business, financial condition or results of operations.
Our acquisition activities could result in operating difficulties, dilution, unrecoverable costs and other negative consequences, any of which may adversely affect our financial condition and results of operations.
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
•unanticipated changes in market or industry practices that adversely affect our strategic and financial expectations of an acquired company, assets or business and require us to write-off or dispose of such acquired company, assets, or business;
•the amortization of purchased intangible assets;
•incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to the failure of certain acquisitions to realize expected benefits; and
•diluting the share value and voting power of existing stockholders.
In addition, anticipated benefits of our previous and future acquisitions may not materialize. Future acquisitions or dispositions of under-performing businesses could result in the incurrence of debt, material exit costs, contingent liabilities or amortization expenses, impairments or write-offs of goodwill and other intangible assets, any of which could harm our business, financial condition and results of operations. For example, during fiscal year 2024, our Contigo Health reporting unit reported impairment losses primarily as a result of our acquisition of TRPN Direct Pay, Inc. and Devon Health, Inc. In addition, expenses associated with potential acquisitions, including, among others, due diligence costs, legal, accounting, technology and financial advisory fees, travel and internal resources utilization, can be material. These expenses may be incurred regardless of whether any potential acquisition is completed. In instances where acquisitions are not ultimately completed, these expenses typically cannot be recovered or offset by the anticipated financial benefits of a successful acquisition. As we pursue our business strategy and evaluate opportunities, these expenses may adversely affect our results of operations and earnings per share.
We have recorded, and may record in the future, goodwill and intangible and other long-lived assets as a result of acquisitions and other investments, and changes in future business conditions could cause investments to become impaired and require substantial write-downs that would reduce our operating income.
We evaluate the recoverability of recorded goodwill and intangible and other long-lived asset amounts annually, or when impairment indicators are present, which could require an interim impairment test. The impairment test is based on several factors requiring management estimates, judgments and assumptions. We have experienced impairment charges in recent fiscal years, including an impairment charge of $140.1 million in fiscal year 2024 for our Contigo Health reporting unit and an impairment charge of $126.8 million in fiscal year 2025 for our Information and Technology Services reporting unit (see Note 9 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information). Additional future impairment could result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible and other long-lived assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations. Due to continual changes in business and market conditions, we cannot predict whether, and to what extent, our goodwill and intangible and other long-lived assets may be impaired in future periods. Our operating results may be negatively impacted by both the impairment and the underlying business circumstances or trends that triggers the impairment.
Our business and growth strategies also include non-controlling investments in other businesses and joint ventures. In the event the companies or joint ventures we invest in do not perform as well as expected, we could experience the loss of some or all of the value of our investment, which loss could adversely affect our financial condition and results of operations.
Although we conduct accounting, financial, legal and business due diligence prior to making investments, we cannot guarantee that we will discover all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. We have in the past and may in the future make investments on a non-controlling basis, and we have limited ability to influence the financial, business and other operations of the companies in which we invest on this basis. Similarly, we have in the past and may in the future establish strategic joint ventures with members and/or other third parties in furtherance of our business strategies and goals. To the extent we invest in a financially underperforming or unstable company, an entity in its development stage, or a newly-formed joint venture that does not successfully mature, we may lose the value of our investment. We have in the past and may in the future be required to write down or write off our investments or recognize impairments or other charges that could adversely affect our financial condition or results of operations and our stock price. Even though these charges may be non-cash items that do not affect our revenues or liquidity, they could affect our earnings and the fact that we report charges of this nature could contribute to negative market perceptions about us and our business strategy and our Class A common stock. Also, in the case of our investment in a failed or underperforming strategic joint venture, we could potentially become subject to additional liabilities depending on the nature and level of commitments we make to facilitate the purpose of the joint venture. For example, we have a joint venture with certain of our members and DeRoyal Industries for the production of medical gowns, and we have certain minimum funding commitments to DeRoyal in the event member gown purchases fail to meet certain specified committed purchasing levels. We could potentially become liable for material payments to DeRoyal if the members were to substantially fail to meet those committed purchasing levels.
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
Because of the large amount of data that we collect and manage, it is possible that hardware or software failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members and other customers regard as material. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may be discovered in the future. Any defects or errors could expose us to risk of liability to members or other customers and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or member satisfaction with our products and services or cause harm to our reputation.
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
While we provide our employees and contractors training and regular reminders on important measures they can take to prevent breaches, we often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no guarantee our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that advanced persistent threats orchestrated by well-organized international threat actors, in certain cases with the backing of sovereign governments, are targeting the theft of patient information. In recent years, a number of hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
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
We may experience cybersecurity and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures to stop or mitigate any potential damage in a timely manner. Given the increasing cybersecurity threats in the healthcare industry, there can be no guarantee we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Although we do maintain commercially reasonable insurance policies for cyber-attacks, there can be no guarantee that insurance would be sufficient to cover our losses or other consequences of interruptions to our business, nor can it be guaranteed that insurance coverage would be available for every specific incident in accordance with the terms and conditions of the applicable policy coverage.
Any restrictions on our use of, or ability to license data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
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
In the future, data providers could withdraw their data from us or restrict our usage due to competitive reasons or because of new legislation or judicial interpretations restricting use of the data currently used in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our members or other customers would be materially and adversely impacted, resulting in a material adverse effect on our business, financial condition and results of operations. Similarly, if our data suppliers choose to discontinue support of our licensed technologies in the future, we might not be able to modify or adapt our own solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We also use third-party software to develop, maintain and enhance, among other things, our proprietary applications, our content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technologies into our solutions, the diversion of our resources from development of our own proprietary technologies and our inability to generate revenue from licensed technologies sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technologies can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
Lastly, because most of our third-party licenses are non-exclusive, and our competitors may obtain the right to access any of the technologies covered by these licenses and use them to compete directly with us.
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
The growth of our business depends on the development and use of artificial intelligence (“AI”) technologies, which will require substantial ongoing investment and may not be successful; and the integration of AI technologies with our products and services may subject us to increased risk given the emerging nature of AI technologies and the evolving legal and regulatory framework relating to their use.
Our business increasingly relies on AI technologies to collect, aggregate, analyze and/or generate data or other materials or content. As with many innovations, AI presents risks, challenges and the potential for unintended consequences that could affect its adoption and therefore our business. AI technology is highly complex and rapidly developing, and it is not possible for us to predict all of the legal, operational or technological risks that may arise relating to the use of AI. While AI and its uses are subject to a variety of existing laws and regulations, such as those relating to intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, the legal and regulatory framework governing AI is rapidly evolving. United States governmental and regulatory agencies and many state and foreign government bodies and agencies have introduced or are currently considering new laws and regulations governing the use of AI technologies.
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
We believe that the future growth of our business and our efforts to remain competitive require that we continue to invest in and develop AI technologies and incorporate them into our products and services. These efforts will require substantial ongoing investments, but we cannot be assured that our investments will successfully lead to the product developments we seek or that our members and other customers will accept the utility or value of our AI-based offerings as they evolve. We may be unable to leverage AI capabilities as quickly and rapidly as the market and our members and other customers demand, and the speed of technological development may prove disruptive to our business if we are unable to maintain the pace of innovation. Our development of AI and the integration of AI into our products and services faces significant competition from other companies, which may be able to deploy AI technology faster and more effectively. Competitors may include established market participants or new entrants, and others. Also, even if our AI development efforts are successful, our investments could subsequently become impaired if new AI laws and regulations, or the interpretation of existing laws and regulations, restrict or prevent the use of the AI technology incorporated into our products and services.

AI algorithms use machine learning and predictive analytics which may lead to flawed, biased, discriminatory, inaccurate, or imagined or “hallucinated” results, which may not be easily detectable by us or the users of our products and services. The potential for these outcomes from AI has raised some concerns and ethical and other questions about its use, and these considerations could adversely affect member or customer demand for AI-based products and services. Furthermore, such outcomes could potentially be in violation of existing or new laws or regulations governing AI and could potentially lead to other legal claims against us by third parties. There has recently been an increase in litigation in a number of jurisdictions, including the United States, relating to the development, security and use of AI. These potential risks may be heightened when AI is used in connection with the delivery of healthcare. For example, our clinical decision support application is designed for use by physicians by making recommendations in connection with their delivery of healthcare to patients. If our clinical decision support application is associated with an allegedly faulty clinical decision or treatment, this could potentially lead to legal claims against us even though our application never overrides physician discretion. The assertion of such claims and ensuing litigation, regardless of merit or outcome, could result in substantial cost to us, divert management’s time and attention from operations, damage our reputation, and decrease market acceptance of our existing or future offerings. Accordingly, such legal claims could materially harm our business, results of operations and financial condition.
If we lose key employees or if we are unable to attract, hire, integrate and retain key employees, our business would be harmed.
Our future success depends in part on our ability to attract, hire, integrate and retain key employees, including our executive officers, other senior leaders and other highly skilled talent. Competition for such talented employees is intense and the labor market has tightened considerably in recent years. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining talented employees with appropriate qualifications. We use equity awards as a key component of compensation for senior level employees in order to align employee interests with the interests of our stockholders, provide competitive compensation packages and encourage employee retention. Our stock price volatility or lack of positive performance may cause periods of time during which the value or equity awards might be less competitive, which may lessen the retentive attributes of these awards and cause the compensation that we offer to be less competitive. If we lose key employees unexpectedly, we cannot be certain of our ability to identify, hire and retain adequately qualified replacement employees at or on a timely basis. In addition, to the extent we lose an executive officer or senior leader, we may incur increased expenses in connection with the hiring or replacement of these individuals and the transition of leadership and critical knowledge. Failure to identify, hire and retain necessary talent could have a material adverse effect on our business, financial condition and results of operations.
Continued uncertain economic, political and other conditions, including inflation, tariffs and recessionary fears, will continue to impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows, and stock price.
Continued global economic uncertainty, political conditions and fiscal challenges in the United States and abroad, such as inflation and the concern of slower growth or a recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased periodic volatility in customer demand, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased trade sanctions, tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and services and our operating results. We have been experiencing and continue to experience inflationary pressure and other constraints affecting both our Supply Chain Services and Performance Services segments. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions may result in the failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.
The Trump administration has been actively focused on trade and has proposed and imposed extensive tariffs and increased tariffs on products sourced from many countries. Trade tensions continue to be high, and we expect that tariffs under the Trump administration will remain fluid and evolving and therefore we cannot predict whether or to what extent tariffs will be applicable to products used by our members or other customers and sources from countries outside the United States.
Although we do not sell products directly to our members, they purchase products from our contracted suppliers, many of whom source their products from jurisdictions that have been or may be impacted by tariffs. Although we seek contractual terms with our suppliers that are intended to mitigate the impact of tariffs on the cost of products purchased by our members, not all of our supplier contracts have these protections and suppliers may seek to raise prices in response to tariffs regardless of contractual provisions. If our suppliers raise their prices to pass some or all of the cost of tariffs on to our members, there can be no assurance that we could identify alternate suppliers of qualified goods on a timely basis, or at all, to help our members avoid the higher supply costs. Furthermore, many customers for our services do not participate in our GPO programs and we cannot predict how tariffs may increase their supply costs. Increased supply or other costs for our members and other customers because of tariffs, or their uncertainty regarding the potential future impacts of tariffs, could lead to a decrease in their overall spending or a diversion of their spending away from our products and services. Furthermore, current and future tariffs, or uncertainty regarding the potential future impacts of tariffs, could adversely impact the United States and global economy and increase inflation and recessionary fears, which could also lead to a decrease in our members’ or customers’ overall spending or a diversion of their spending away from our products and services.
Tariffs also have the potential to adversely affect our commercial relationships with our members, other customers, and prospects. For example, the decision of an existing GPO member to renew its GPO participation agreement, or of a potential new GPO program member to enter into an agreement, or the terms and conditions on which either would be willing to contract with us, could be affected by their perception of how effectively our supply agreements protect against the pass through cost of tariffs as compared to those of our competitors’ arrangements. Also, as described above in this “Risk Factors” section of the Annual Report, some of our agreements with members and other customers are “at risk” because they include savings guarantees or similar financial performance commitments. Tariffs could potentially impede our ability to meet these performance commitments, thereby leading to lost revenue and/or revenue reversals, and in some cases potentially triggering a member or other customer termination right.
Even if our business is not directly and materially impacted by any announced or anticipated tariffs, the stock market has experienced volatility due to tariff-related concerns and may continue to do so in the future, which could cause significant fluctuations in the price of our Class A common stock.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and stock price.
Our financial condition and results of operations may be materially and adversely affected by future pandemics, epidemics or public health emergencies.
We are subject to the potential risks associated with any future pandemic, epidemic or other public health emergency, and uncertain impacts those events could have on our business, result of operations, financial condition, cash flows and prospects of the trading price of our Class A Common Stock. Among other risks, future pandemics, epidemics or other public health emergencies could lead to labor shortages, quarantines, travel and other restrictions, disruptions in the global supply chain, financial and operational harm to our members, customers and suppliers, and a general decline in the overall United States and worldwide economy and capital markets. These and other risks of future pandemics, epidemics and other public health emergencies could lead to reduced demand for our products and services or the ability of our members or other customers to pay for our products and services, disruption in our operations and our ability to deliver our products and services, disruption in the operation of suppliers that deliver products to our members and other customers, and adverse impacts on our ability to access capital on acceptable terms as may be needed for our business. The impact of a pandemic, epidemic or public health emergency may also exacerbate many of the other risks described in this “Risk Factors” section of the Annual Report. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any public health emergency and actions taken to contain its spread and mitigate its public health effects.
Our results may be adversely affected by geopolitical instability, including military conflicts, weather events, or natural disasters. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical events.
Geopolitical events such as war, terrorist activities, or civil unrest may disrupt or interrupt our operations or the operations of our suppliers or other business partners. United States and global markets have continued to experience volatility and disruption as the result of current geopolitical events, including the ongoing military conflict between Russia and Ukraine and the military conflict in the Middle East, as well as tensions between the United States and China. These geopolitical issues have, and may continue to, lead to market disruptions, including significant volatility in commodity prices, energy, credit and capital markets, as well as supply chain interruptions and increased transportation costs. In addition, further escalation in current or the development of new geopolitical issues could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital. These types of market and supply disruptions can similarly result from natural disasters such as hurricanes, tornadoes, floods, earthquakes and other severe weather and climate conditions (including those resulting from climate change). These market and supply disruptions could have indirect as well as direct impacts on our business, for example if supply chain interruptions prevent or delay our members from being able to make needed purchases from our contracted suppliers. These events and circumstances could adversely affect our business, financial condition and results of operations.

We may be adversely affected by global climate change or by regulatory responses to such change.
Climate change may lead to more frequent or more severe weather events or conditions, including rising sea temperatures and rising sea levels. The long-term impacts of climate change, including physical risks as well as the transition risks such as regulatory responses to climate change, are expected to be widespread and unpredictable. These impacts could adversely affect our business operations, financial condition and results of operations by decreasing availability of or increasing the costs of products and services, increasing compliance and operational costs and creating volatility and disruption to the global supply chain.
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
Developments in climate change regulations are evolving, which may result in higher regulatory, compliance, credit, and reputational risks and costs. For example, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California, including us, commencing in 2026. Also, the SEC previously enacted a rule on climate change disclosures that is not currently in effect; however, our compliance burdens and associated regulatory costs and complexity could significantly increase if this or another SEC rule on climate change disclosure ever becomes effective. Such measures have subjected us, and may subject our suppliers, to additional costs and restrictions and require significant operating and capital expenditures.
Increasing scrutiny and evolving expectations and in some cases conflicting expectations from customers, suppliers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (“ESG”) and diversity, equity, and inclusion (“DEI”) practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from regulators, investors, customers, suppliers, and other stakeholders related to their ESG and DEI practices. Investor advocacy groups, investment funds and influential investors are increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Also, customers and suppliers may impose ESG- and/or DEI-related requirements as a condition to doing business with us. Our need to comply with new or more stringent ESG- and/or DEI-related laws or regulations or ESG- and/or DEI-related requirements of customers, suppliers, regulators, or other third parties could increase our overall operational costs.
Failure to adapt to or comply with legal or regulatory requirements or investor or other stakeholder expectations and standards, or our failure to meet our own ESG-related targets or goals that we publish, could expose us to increased scrutiny from the investment community as well as governmental enforcement or private litigation. Similarly, our inability to meet any ESG-related conditions of customers or suppliers or other companies that we seek to do business with could have a material adverse impact on our ability to initiate or maintain business relationships with these parties. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition, or results of operations.
In contrast to the legal, regulatory and stakeholder expectations described above, in recent years, a change in sentiment against certain ESG and DEI matters has also gained momentum across the United States at national, state and local levels, referred to by some as “anti-ESG” and “anti-DEI” efforts, with several states and policymakers having proposed or enacted anti-ESG and anti-DEI policies, legislation, or initiatives. In addition, the Trump administration recently issued executive orders regarding certain DEI policies and practices in the private sector. These and other anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal decisions, and scrutiny could result in investigations, litigation, or enforcement actions against us by governments, regulators, or private parties. Although we believe our ESG- and DEI-related policies and practices are materially compliant with applicable laws, regulations, and orders, there can be no assurance that a governmental or private party will not challenge them. The assertion of claims and ensuing investigations, litigation, enforcement actions or other legal proceedings, regardless of their merit or outcome, could result in substantial cost to us, divert management’s time and attention from operations, damage our reputation and harm our business. However, efforts we might take to mitigate these risks could run contrary to conflicting expectations of other stakeholders as described above and similarly harm our reputation and business.
We make statements about our targets, goals and initiatives relating to ESG matters, including particularly climate change and sustainability, through our Sustainability Report, our other non-financial reports, information provided on our website, press releases and other communications. The forward-looking statements we make regarding climate change and sustainability reflect our plans and aspirations but are not guarantees that we will achieve them. These statements are based on estimates, assumptions and predictions and rely on data and analytics from third parties that we do not control and cannot independently verify. Pursuing these goals and initiatives involves risks and uncertainties and may require substantial investments. Our failure, or perceived failure, to accomplish or accurately track and report on our ESG goals, further our ESG initiatives, or adhere to our other public ESG-related statements could adversely affect our reputation, expose us to increased scrutiny from the investment community, and lead to governmental enforcement or private litigation, any of which could have a material adverse effect on our reputation and on our business, financial condition, or results of operations.
Standards for tracking and reporting ESG matters, particularly in regards to climate change and sustainability, continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Lastly, our reported climate and sustainability metrics are developed with the assistance of third parties in part based on their proprietary analytics of our business, which we cannot independently verify. Any failure or perceived failure by us to accurately report ESG-related metrics or targets, whether legally mandated or voluntarily disclosed, could have a material adverse effect on our reputation and on our business, financial condition, or results of operations.
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
Healthcare laws and regulations are rapidly evolving, and future changes could affect our business in unknown ways. In January 2025, the Trump administration began issuing executive orders identifying new government policies and priorities and directing United States federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new administrative priorities. Some of those executive orders are the subject of pending litigation, and there remains significant uncertainty about how agencies will implement the new executive orders. In addition, recently passed legislation known as the One Big Beautiful Bill Act is estimated to reduce federal Medicaid expenditures by almost $1 trillion over the next 10 years starting in December 2026. These reductions are expected to result in many individuals losing coverage thereby placing additional financial pressure on our members and other customers. Additional changes in healthcare laws, regulations, or policies could potentially lead to reduced federal funding to us or our members and other customers and reduced reimbursement rates for products purchased by our members and other customers. This environment is creating risk for potential changes impacting us and our members and other customers that could cause a material adverse effect on our business, financial condition, results of operations, and financial performance.

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
There is no safe harbor to the Anti-Kickback Statute that is applicable in its entirety across all of the agreements with our members, and no assurance can be given that the United States Department of Health and Human Services, or HHS, Office of Inspector General (which administers the Anti-Kickback Statute) or other regulators or enforcement authorities will agree with our assessment. Any determination by a state or federal agency that the terms, agreements and related communications with members, or our relationships with our members violates the Anti-Kickback Statute or any other federal or state laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our operations or business and could disqualify us from providing services to healthcare providers doing business with government programs and, thus, result in a material adverse effect on our business, financial condition and results of operations.
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
We undertake no express liability under ERISA for our clients’ ERISA-governed plans in our template contracts, and we generally do not act as a fiduciary with respect to our clients’ ERISA-governed plans. However, deviations from this standard language contained in final contracts could subject us to liability for breaches of fiduciary duty under ERISA (and related claims, such as ERISA prohibited transactions).
If current or future antitrust laws and regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties and other material limitations on our business.
We are subject to federal and state laws and regulations designed to protect competition which, if enforced in a manner adverse to us or our business, could have a material adverse effect on our business, financial condition and results of operations. Over the last decade or so, the traditional healthcare group purchasing industry has been the subject of multiple reviews and inquiries by the United States Senate and its members with respect to antitrust laws. Additionally, the United States Government Accountability Office, or GAO, has published several reports examining traditional healthcare GPO pricing, contracting practices, activities and fees. We and several other operators of traditional healthcare GPOs have responded to GAO inquiries in connection with the development of such reports. Most recently, on February 14, 2024, the United States Federal Trade Commission (“FTC”) and the United States Department of Health and Human Services issued a joint Request For Information (“RFI”) for submission of comments regarding the impact of GPOs (inclusive of traditional and non-traditional healthcare GPOs) and wholesale drug distributors on access to generic pharmaceuticals. The comment period for the RFI expired on May 30, 2024. No assurance can be given regarding any further inquiries or actions arising or resulting from these comments, policy initiatives, examinations and reports, or any related impact on our business, financial condition or results of operations.

Congress, the United States Department of Justice, the FTC, the United States Senate or another state or federal entity could at any time open a new investigation of the traditional healthcare group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with suppliers, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely affects our business, financial condition and results of operations. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental factors or alleging violations based solely on concerns of individual private parties.
If we are found to be in violation of the antitrust laws, we could be subject to significant civil and criminal penalties or damages. The occurrence of any of these events could materially harm our business, financial condition and results of operations.
Complex federal, state and international privacy laws, as well as security and breach notification laws, may increase the costs of operation and expose us to civil and criminal government sanctions and third-party civil litigation.
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
We currently conduct substantially all of our business within the United States. However, we have in the past and expect in the future to explore new business opportunities outside of the United States. If we conduct business outside the United States, we will become subject to complex and rapidly evolving data protection laws, rules and regulations in foreign jurisdictions, many of which have developed privacy and data protection requirements that impose requirements that differ substantially from those that apply within the United States. For example, in Europe, the European Union General Data Protection Regulation (the "GDPR") governs the collection, use, disclosure, transfer, and other processing of personal data of individuals within the European Economic Area (the "EEA") and imposes stringent requirements for data processors and controllers of such personal data or in the context of their activities within the EEA. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Other foreign jurisdictions have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations. In addition, some European and other foreign jurisdictions have enacted laws and regulations relating to the privacy of clinical trial data, including as a condition to approve clinical trials, and these additional privacy laws and regulations could be applicable to certain of the services that we might offer to customers outside the United States. These laws and regulations across Europe and in other foreign jurisdictions may adversely affect our efforts to expand into these jurisdictions, including potentially causing us to substantial operational costs to achieve compliance and/or potentially preventing us from expanding our business into one or more jurisdictions.
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
Under the ONC Rules, we are considered a “health IT developer” because of the government certifications we hold in our TheraDoc and eCQM solutions. As such, we have evaluated and assessed the applicability of the ONC Rules to our TheraDoc and eCQM solutions, and we have determined that the ONC Rules currently do not apply to the data we hold on TheraDoc and eCQM solutions because the data is not part of any designated record set. Further, our customers contractually agree that the data that we maintain and process on behalf of our customers does not qualify as a designated record set. We will continue to assess our products and services to discern whether or not they fall under the purview of the ONC Rules. The existing ONC rules may become subject to new interpretations and may be revised or supplemented with new rules, and any application of existing, revised, or new ONC Rules or similar regulations to our business could adversely affect our financial results by increasing our compliance and operating costs, slowing our time to market for our solutions, and making it uneconomical to offer some products.
If any of our software applications are deemed to be a medical device regulated by the United States Food and Drug Administration (“FDA”), we may not be able to market these products and related services and may be subject to stringent penalties, product restrictions or recall.
The FDA has the authority to regulate products that meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act. To the extent that functionality or intended use in one or more of our current or future software products causes it to be regulated as a medical device under existing or future FDA laws or regulations, including the 21st Century Cures Act, which addresses, among other issues, the patient safety concerns generated by cybersecurity risks to medical devices and the interoperability between medical devices, we could be required to register these software product(s) with the FDA and undergo the applicable regulatory clearance or approval process, which may require us to conduct clinical trials. There is risk that a software product that is considered a medical device may not be authorized by the FDA or that we may not be able to market the software product during the FDA review process. In addition, registering a software product with the FDA can be a costly and timely endeavor, creating additional regulatory scrutiny for the Company, as well as additional compliance requirements with applicable United States federal laws and FDA regulations and guidance. Even after regulatory authorization, additional regulatory review may be required if a material change is made to a device. Any application of FDA regulations or guidance to our business could therefore adversely affect our financial results by increasing our operating costs, slowing our time to market for regulated software products, subjecting us to additional government oversight and regulatory inspections and making it uneconomical to offer those software products.
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
Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law, and derivative or other similar litigation that can be expensive, divert human and financial capital to less productive uses, and benefit a limited number of stockholders rather than stockholders at large. For example, the August 2020 Restructuring resulted in (i) the announcement of several investigations by private law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties; and (iii) the filing of a stockholder derivative complaint on March 4, 2022, captioned City of Warren General Employees’ Retirement System v. Michael Alkire, et al., Case No. 2022-0207-JTL. The complaint, purportedly brought on behalf of Premier, was filed in the Delaware Court of Chancery against our current and former Chief Executive Officers and current and certain former directors. We were named as a nominal defendant in the complaint. This matter was settled in June 2024.
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

We may become subject to additional litigation or governmental investigations in the future. These claims may result in material defense costs or may compel us to pay material fines, judgments or settlements, which, if uninsured, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, certain litigation matters could adversely affect our commercial reputation, which is critical for attracting and retaining customers, suppliers and member participation in our GPO programs. Further, stockholder and other litigation may result in adverse investor perception of our company, negatively impact our stock price and increase our cost of capital.

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
A number of our contracts with our members and other customers contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.
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

Liability for past taxes may also include substantial interest and penalty charges as well as audit defense costs. If we are required to collect and pay back taxes (and any associated interest and penalties) and if our members or other customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward could effectively increase the cost of such services to our members and may adversely affect our ability to retain existing members or to gain new members in the areas in which such taxes are imposed.
Changes in tax laws could materially impact our effective tax rate, income tax expense, anticipated tax benefits, deferred tax assets, cash flows and profitability.
Continued economic and political conditions in the United States could result in changes in United States tax laws beyond those enacted in connection with the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) on March 27, 2020. For example, in July 2025, the United States government enacted the One Big Beautiful Bill Act (the “2025 U.S. Tax Act), which extended or made permanent many of the corporate tax changes arising under the TCJA. While we do not anticipate the 2025 U.S. Tax Act to have a material impact to our financial condition or results of operations, further changes in tax laws could impact how United States corporations are taxed and could have a material adverse impact on our financial condition and results of operations. Although we cannot predict whether or in what form such changes will pass, if enacted into law, they could have a material impact on our effective tax rate, income tax expense, ability to fully realize anticipated tax benefits that correspond to our fixed payment obligations associated with the acceleration of our tax receivable agreement, deferred tax assets, results of operations, cash flows and profitability.
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
Risks Related to Our Corporate Structure
We may not be able to realize all or a portion of the expected tax benefits that correspond to the payments we made under the Unit Exchange and Tax Receivable Agreements (the “Unit Exchange Agreements”) entered into in connection the August 2020 early termination and acceleration of the then-existing Tax Receivable Agreement (“TRA”) with certain member-owners pursuant to the Unit Exchange Agreements.
We entered into the Unit Exchange Agreements in July 2020, with a substantial majority of our member-owners. Pursuant to the terms of the Unit Exchange Agreements, we elected to terminate the then-existing TRA with those member-owners upon payment to those member-owners of the discounted present value of the tax benefit payments otherwise owed to them over a 15-year period under the TRA. As a result of the acceleration and termination of the TRA, we agreed to pay our member-owners approximately $472.6 million in aggregate, and the payments were completed in the fourth quarter of fiscal year 2025. These payments were based upon the present value of all forecasted future payments that would have otherwise been made under the TRA. These payments were fixed obligations and the aggregate amount we paid could ultimately exceed the actual tax benefits that we realize. Additionally, if our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.
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
We have a five-year $1.0 billion unsecured revolving credit facility (the “Credit Facility”), with a maturity date of December 12, 2027. As of June 30, 2025, we had $280.0 million in outstanding borrowings under the Credit Facility. Our inability to refinance or replace our Credit Facility at or before maturity or our inability to do so on acceptable terms could have a material adverse effect on our inability to fund our ongoing working capital requirements, business strategies, acquisitions and related business investments, future cash dividend payments, if any, or repurchases of Class A common stock under any then-existing or future stock repurchase programs, if any.
Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures, stock repurchases, and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:
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
Our quarterly operating results and the trading price and volume of our Class A common stock have fluctuated in the past and may continue to fluctuate in the future, either of which could adversely affect an investment in our Class A common stock.
Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. In addition, the trading price and volume of our Class A common stock have experienced, and may continue to experience, significant price and volume fluctuations. Our operating results (including the operating results of one or both of our operating segments) and the trading price and volume of our Class A common stock may fluctuate in response to various factors, including:
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
•the impact of any future pandemics, epidemics or public health emergencies on the economy and healthcare industry; and
•the other factors described in this “Risk Factors” section of the Annual Report.
In addition, the trading price and volume of our Class A common stock have experienced, and may in the future experience, significant price and volume fluctuations due to the performance of both or potentially just one of our two operating segments. The factors described above will not necessarily affect our two segments to the same extent or even in the same manner in any particular fiscal period, and the operating performance of either of the two segments in any particular fiscal period may be perceived by investors as more or less important to our business and strategies and future performance. Accordingly, the separate performance of just one of our segments could lead to price and volume volatility regardless of the performance of the other segment or our consolidated results of operations and financial condition.
Because our quarterly operating results may vary materially in the future, period-to-period comparisons of our operating results may not be meaningful and you should not rely on the results of one quarter as an indication of future performance. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of the Class A common stock could decline substantially. In addition, the equity markets in general, and NASDAQ in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies such as ours. These broad market and industry factors may affect the market price of our Class A common stock adversely, regardless of our operating performance. Fluctuations and volatility in the trading price and volume of our the Class A common stock may harm the overall reputation of our organization, cause us to lose members or customers and impact our ability to raise additional capital in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, and could significantly harm our profitability and reputation.
We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our Class A common stock.
Short sellers may attempt to drive down the market price of our Class A common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced, as the short seller expects to pay less in the purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, negative opinions or characterizations regarding the relevant issuer, its business prospects, and related matters calculated to or which may create negative market momentum. Through the use of the internet, social media, and blogging, short sellers have in the past and may in the future release so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts to publicly attack our credibility, strategy and veracity. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States and are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions of actual facts, omissions, or in some cases outright fabrications. Short-seller publications may create the appearance or perception of wrongdoing, even when allegations are not substantiated, and may therefore affect the reputation or perception of a company or its management. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers will likely continue to issue such reports in pursuit of short-selling strategies.
Companies that are subject to short-seller allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. While we intend to strongly defend our public disclosures against any short-seller attacks, in many situations we could be constrained in the manner that we are able to proceed against the relevant short seller, for example, due to principles of freedom of speech, applicable state law, issues of commercial confidentiality, and other considerations.
We may not realize anticipated benefits of any future share repurchases.
We have in the past and may in the future announce authorizations to repurchase shares of our Class A common stock, although we do not have any outstanding repurchase authorization as of the date of this Annual Report. If and when we announce such authorizations in the future, unless otherwise reported by us, the timing, manner and volume of repurchases will be determined in management's discretion based on market conditions, the market price of the Class A common stock, applicable legal requirements, potential alternative opportunities for investment of capital, and other factors. The trading price and volume of our Class A common stock could experience volatility in response to the announcement of future repurchase authorizations and/or the timing and amount of additional repurchases pursuant to any such future authorizations. We cannot guarantee that we will repurchase any additional shares pursuant to any future repurchase authorizations, and there can be no assurance that any share repurchases will enhance stockholder value. Repurchasing our Class A common stock (including repurchases we have made under prior repurchase authorizations) reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects.

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
In the future, we could issue a material number of shares of Class A common stock, which could dilute our existing stockholders materially and have a material adverse effect on the market price for the shares of our Class A common stock. Furthermore, the future issuance of shares of preferred stock with voting rights may adversely affect the voting power of our common stockholders, either by diluting the voting power of our Class A common stock if the preferred stock votes together with the common stock as a single class or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our Class A common stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the Class A common stock less attractive. In addition to potential equity issuances described above, we also may issue debt securities that would rank senior to shares of our Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management Strategy
We have a comprehensive cybersecurity risk management strategy to assess, identify, and manage material risks from cybersecurity threats. The core of this strategy is our digital risk and security program, which is integrated into our overall enterprise risk framework and is based on industry standards and established frameworks such as National Institute of Standards and Technology (NIST) and other guidelines. Our program is designed to help protect our systems, data, and operations from potential cyber threats, ensure the continuity of business operations, ensure we comply with applicable laws and regulations, and meet our commitments to our members, customers, suppliers, employees, and other stakeholders.
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
Cybersecurity Tools
Our digital risk and security program deploys technical safeguards designed to help protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.
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
Third-Party Vendors
We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, suppliers, and other vendors. We use a variety of inputs in such risk assessments, including information supplied by vendors and in some cases attestations from objective, reputable, and licensed assessors. Where appropriate, our contracts with vendors require agreement and adherence to commercially reasonable security, confidentiality, and privacy contractual terms. Vendors are subject to security risk assessments at the time of onboarding, and are thereafter periodically monitored and reassessed depending on risk level, our cybersecurity practices, and consideration of evolving cybersecurity standards and legal and regulatory requirements.
Education and Awareness
We promote a culture of security awareness among our employees, and our policies require each of our employees to contribute to our cybersecurity efforts. We regularly remind employees of the importance of handling and protecting the data of members, customers, suppliers, employees, and others, including through our Security Awareness Training Program delivered to new hires and on an annual basis. This training, which includes regular "phishing" exercises, is designed to enhance employee awareness of how to detect, respond to, and report potential cybersecurity threats as well as best behavioral practices to mitigate the risk of becoming subject to a cybersecurity incident.
Governance
Board of Directors Oversight
The Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit and Compliance Committee. The Audit and Compliance Committee oversees the development, implementation, and effectiveness of our strategies to monitor, mitigate, and respond to cybersecurity risks, as well as our procedures, policies, and resources for risk assessment and risk management. In this role, the Audit and Compliance Committee receives updates from management on these matters, including the results of risk assessments and audits and the progress of risk reduction initiatives, on a quarterly basis or more frequently, as needed. In addition, management updates the Audit and Compliance Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.
The full Board of Directors receives updates from the Audit and Compliance Committee on its oversight of cybersecurity risk on a quarterly basis or more frequently as needed. In addition, the full Board of Directors also receives periodic briefings from management on the digital risk and security program.
Management’s Role
Our Chief Information Officer, Chief Privacy Officer (or in their absence, the Chief Ethics and Compliance Officer), and Vice President, Risk Management and Compliance work in collaboration as our Digital Risk Management (“DRM”) group and have primary responsibility for our digital risk and security program. These individuals have extensive experience in their roles at the Company and in prior roles at other companies in the areas of information technology and security, data protection and privacy, and risk management and compliance, respectively. The members of the DRM group, among other things, continuously review and evaluate our cybersecurity risks to: identify technical and business risks; assess the potential impacts of identified risks; develop mitigation strategies to control or reduce risk where needed; communicate to others to ensure that risk owners and stakeholders as well as executive leadership have visibility into identified risks; and monitor identified risks and applicable risk response efforts.
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
Risks from Cybersecurity Threats
As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition; however, see “Item 1A. Risk Factors” in this Annual Report for a discussion of effects that a cybersecurity threat or incident could have on our business strategy, results of operations, or financial condition. We cannot provide assurances that we will not experience cybersecurity incidents in the future or that any future cybersecurity incidents will not materially affect us, including our business strategy, results of operations, or financial condition.
Item 2. Properties
As of June 30, 2025, we occupied our former Charlotte, North Carolina headquarters under a lease which was set to expire in 2026. During fiscal year 2025, we entered into a modification of this lease providing for our transition from the former headquarters to new headquarters also in Charlotte, North Carolina with an initial lease term of approximately eight years. We commenced operating in the new headquarters in July 2025. As a result, during the year ended June 30, 2025, the Company had commitments arising from the new lease that had not yet commenced. We also lease or sublease eight smaller facilities across six states. We believe that our headquarters, as well as our smaller leased facilities, are suitable for our use and are, in all material respects, adequate for our present and expected needs, and will continue to evaluate our real estate needs.
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
From time to time we have been named as a defendant in class action antitrust lawsuits brought by suppliers or purchasers of medical products. Typically, these lawsuits have alleged the existence of a conspiracy among manufacturers of competing products, distributors and/or operators of group purchasing organizations, including us, to deny the plaintiff access to a market for certain products, to raise the prices for products and/or limit the plaintiff’s choice of products to buy. We believe that we have at all times conducted our business affairs in an ethical and legally compliant manner and have successfully resolved all such actions. No assurance can be given that we will not be subjected to similar actions in the future or that any such existing or future matters will be resolved in a manner satisfactory to us or which will not harm our business, financial condition or results of operations.
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
Based on the records of our Common Stock transfer agent, as of August 14, 2025, there were 82,549,641 shares of our Common Stock issued and outstanding, held by 81 holders of record. Because a substantial portion of our Common Stock is held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners currently holding our Common Stock.
Dividend Policy
During fiscal year 2025, our Board of Directors declared regular quarterly cash dividends of $0.21 per share on our outstanding shares of Common Stock, which were paid on or about September 15, 2024, December 15, 2024, March 15, 2025 and June 15, 2025.
On August 17, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2025 to stockholders of record on September 1, 2025.
We expect quarterly dividends to be paid in the third month of each fiscal quarter. The declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition, capital requirements, earnings, general business conditions, restrictions imposed by our current Credit Facility, and any future financing arrangements, legal restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended June 30, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information,” incorporated herein by reference.
Purchase of Equity Securities
No shares of Common Stock were repurchased during the three months ended June 30, 2025.
Company Stock Performance
The performance graph below shows a five-year comparison of the total cumulative return, assuming reinvestment of all dividends, had $100 been invested at the close of business on June 30, 2020, in each of:
•our Common Stock;
•the NASDAQ Composite stock index (“NASDAQ Composite Index”);
•a customized peer group of companies previously used by us (the “Prior Peer Group”); and
•a customized peer group of thirteen companies selected by us that we believe is better aligned with our company (the “Peer Group”).
We have used the Peer Group, a group selected in good faith and used by our Compensation Committee of the Board of Directors (“Compensation Committee”) for peer comparison benchmarking purposes because we believe this group provides an accurate representation of our peers. Our Compensation Committee reviewed and selected the companies in our fiscal year 2025 Peer Group in April 2024 in consultation with its independent compensation consultant, and used the Peer Group for analyzing fiscal year 2025 compensation. Our Compensation Committee reviews our peer group on an annual basis and reconfigures our peer group as it deems necessary in consultation with its independent compensation consultant to ensure that the size and composition of the peer group remains appropriate.
The Peer Group graph line consists of the following 12 companies: AMN Healthcare Services, Inc., ASGN Incorporated, Dentsply Sirona, Inc., Envista Holdings Corporation, Evolent Health, Inc., FTI Consulting Inc., Huron Consulting Group Inc.,

ICF International, Inc., Omnicell Inc., Owens & Minor Inc., Pediatrix Medical Group Inc., and Veradigm Inc. Our fiscal year 2025 peer group was modified from our fiscal year 2024 peer group by adding Envista Holdings Corporation and ICF International, Inc. and removing Amedisys, Inc. Both Patterson Companies, Inc. and R1 RCM Inc. were part of our Peer Group and Prior Peer Group; however, during our fiscal year 2025, these companies were acquired and are no longer public companies. Therefore, they were not included in the graph below.
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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Premier, Inc., the NASDAQ Composite Index and Peer Group
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
Premier, Inc.
NASDAQ Composite
Prior Peer Group
Peer Group

Value of Investment as of June 30(a):
Company/Index Name	2020	2021	2022	2023	2024	2025
Premier, Inc. Class A Common Stock	$100.00	$103.79	$108.78	$86.64	$60.92	$74.48
NASDAQ Composite Index	$100.00	$145.23	$111.21	$140.28	$181.81	$210.31
Prior Peer Group	$100.00	$161.29	$127.63	$118.43	$92.72	$71.64
Peer Group	$100.00	$172.63	$149.47	$140.55	$105.81	$80.78
_________________________________
(a)Assumes $100 invested on June 30, 2020, including reinvestment of dividends for periods from 2020-2025. We began paying cash dividends in September 2020.
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
Business Overview
Our Business
Premier, Inc. (“Premier,” the “Company,” “we” or “our”) is a leading technology-driven healthcare improvement company, providing solutions to healthcare providers in the United States. Playing a critical role in the rapidly evolving healthcare industry, Premier unites providers, suppliers, and payers to make healthcare better with national scale, smarter with actionable intelligence and faster with novel technologies. Premier offers integrated data and analytics, collaboratives, supply chain solutions, consulting and other services in service of our mission to improve the health of communities. We partner with hospitals, health systems, physicians, employers, product suppliers, service providers, payers, and other healthcare providers and organizations with the common goal of improving and innovating in the clinical, financial, and operational areas of their businesses to meet the demands of a rapidly evolving healthcare industry. We deliver value through a comprehensive technology-enabled platform that offers critical supply chain services, clinical, financial, operational, and value-based care software-as-a-service (“SaaS”) as well as clinical and enterprise analytics licenses, consulting services, performance improvement collaborative programs, and procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payment automation processes for healthcare suppliers and providers. We also continue to expand our capabilities to more fully address and coordinate care improvement and standardization in the payer and life sciences markets. We also provide some of the various products and services noted above to non-healthcare businesses.

	Year Ended June 30,
in thousands	2025	2024
Net revenue	$1,012,647	$1,136,009
Net income from continuing operations	72,734	104,219
Non-GAAP Adjusted EBITDA	253,120	388,985
Net revenue and net income from continuing operations are financial measures prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA is not in conformity with GAAP and is considered a non-GAAP financial measure (“Non-GAAP”). See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income to Non-GAAP Adjusted EBITDA.
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
On October 1, 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, LLC exchanged all of its holdings in S2S Global for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige Ameritech, Ltd. (“Prestige”) (the “S2S Divestiture”). This minority interest ownership is in addition to our existing indirect investment in Prestige, increasing our total ownership interest (direct and indirect) in Prestige to approximately 24% in the aggregate. Pursuant to the S2S Divestiture, PRAM Holdings, LLC (“PRAM”) recognized a gain on its equity value directly tied to the S2S Divestiture of $12.8 million in continuing operations. With the $52.6 million loss in discontinued operations, the net impact associated with the divestiture was $39.8 million. We met the criteria for classifying certain assets and liabilities of the direct sourcing business as a discontinued operation as of September 30, 2024. Accordingly, unless otherwise indicated, information in this Annual Report has been retrospectively adjusted to reflect continuing operations for all periods presented. See Note 4 - Discontinued Operations and Exit Activities to the accompanying consolidated financial statements for further information.

On January 16, 2025, Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. During the year ended June 30, 2025, we recorded a gain on the sale of these certain assets and liabilities of $13.9 million. We continue to own and operate Contigo's remaining businesses, including its center of excellence and third party administrative services. However, we expect that these remaining businesses will be substantially, if not entirely, transitioned to partners or wound down by December 31, 2025.
In February 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). Additionally, in February 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of our Common Stock, which was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization, which was completed on January 6, 2025. In February 2025, we announced that our Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”), under the Share Repurchase Authorization, to repurchase an aggregate of $200.0 million of shares of our Common Stock. Final settlement of the transactions under the 2025 ASR Agreements was completed on August 18, 2025. The Share Repurchase Authorization expired on June 30, 2025, and accordingly we will not make any repurchases under the authorization in addition to the $800 million of repurchases described above. Refer to “Share Repurchase Authorization” within “Contractual Obligations” section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.
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
Segment net revenue was as follows (in thousands):

	Year Ended June 30,				% of Net Revenue
Net revenue:	2025	2024	Change		2025	2024
Supply Chain Services	$631,039	$689,368	$(58,329)	(8)%	62%	61%
Performance Services	381,608	446,641	(65,033)	(15)%	38%	39%
Segment net revenue	$1,012,647	$1,136,009	$(123,362)	(11)%	100%	100%
Our Supply Chain Services segment includes one of the largest national healthcare group purchasing organization (“GPO”) programs in the United States, serving acute and continuum of care sites and providing supply chain co-management, and financial support services through our procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payables automation business. Beginning in fiscal year 2025, our digital invoicing and payables automation business is reported as a component of our Supply Chain Services segment to align with our strategy and operations. For comparability purposes, fiscal year 2024 financial measures are presented with our digital invoicing and payables automation business as a component of Supply Chain Services.
Our Performance Services segment consists of our technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets.
Acquisition of IllumiCare, Inc.
On June 13, 2025, we acquired through our wholly owned subsidiary Premier Healthcare Solutions, Inc. 100% of the issued and outstanding capital stock in IllumiCare, Inc (“IllumiCare”) for a preliminary adjusted purchase price of $47.5 million, net of cash acquired, and subject to certain customary post-closing adjustments (“IllumiCare acquisition”). We paid $39.8 million with cash on hand, net of cash acquired, of which $4.5 million was placed in escrow to secure primarily certain indemnification obligations of the former IllumiCare owners. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. IllumiCare is reported as part of the Performance Services Segment. See Note 3 - Business Acquisitions to the accompanying consolidated financial statements for further information.
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
Trends in the United States healthcare market as well as the broader United States and global economy affect our revenues and costs in the Supply Chain Services and Performance Services segments. The trends we see affecting our current business include the impact of inflation on the broader economy, the significant increase to input costs in healthcare, including the rising cost of labor, and the impact of the implementation of current or future healthcare legislation. Implementation of healthcare legislation could be disruptive for Premier and our customers, impacting revenue, reporting requirements, payment reforms, shift in care to the alternate site market, and increased data availability and transparency. To meet the demands of this environment, there will be increased focus on scale and cost containment, and healthcare providers will need to measure and report on and bear financial risk for outcomes. Over the long-term, we believe these trends will result in increased demand for our Supply Chain Services and Performance Services solutions in the areas of cost management, quality and safety, and value-based care; however, there are uncertainties and risks that may affect the actual impact of these anticipated trends, expected demand for our services, or related assumptions on our business. See “Cautionary Note Regarding Forward-Looking Statements” for more information.
Impact of Tariffs
The Trump administration has recently implemented, or threatened to implement, significant new and increased tariffs on certain industries and countries. While the specifics of these tariffs are still evolving, the implementation of new or increased tariffs on medical supplies, equipment, pharmaceuticals, and other products may adversely affect our suppliers’ pricing structures or operational capabilities, leading to higher procurement costs for our members and other customers, potentially resulting in reduced purchasing power, changes in sourcing decisions, and margin pressure throughout their supply chains. We continue to monitor tariff developments and are working to continue to build resiliency within our portfolio and diversification of suppliers to mitigate the financial impact on our members and other customers. See “Item 1A. Risk Factors” in this Annual Report for further discussion on the risks related to tariffs.
Impact of Inflation
While the United States inflation rate has declined from its peak in calendar year 2022, the United States economy is still experiencing elevated rates of inflation. We believe that we have continued to limit the impact of inflation on our members and believe that we maintain lower inflation impacts across our diverse product portfolio than national levels. However, in certain areas of our business, there is still some level of risk and uncertainty for our members and other customers as labor costs, raw material costs and availability, higher interest rates, and inflation continue to pressure supplier pricing.
We continue to evaluate the contributing factors which have led to adjustments to selling prices. We are continuously working to manage price increases as market conditions change. The impact of inflation on our aggregated product portfolio is partially mitigated by contract term price protection for a large portion of our portfolio.
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements) as well as impacting our results of operations, financial condition, and cash flows.
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
Business Combinations
We account for acquisitions of a business using the acquisition method. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are generally recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recorded as expenses in the Consolidated Statements of Income and Comprehensive Income.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Third-party consultants are often engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. In the absence of a third-party report, we use internal valuation estimates based on pertinent data from comparable prior acquisitions. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle, and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. We perform our annual goodwill impairment testing on the first day of the last fiscal quarter of our fiscal year unless impairment indicators are present, which could require an interim impairment test.
Under accounting rules, we may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of our most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates, and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then we are required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.
A goodwill impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. We determine the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Based on our interim analysis as of December 31, 2024, we determined impairment indicators were present and the carrying value of our Informatics and Technology Services (“ITS”) reporting unit would more likely than not exceed its fair value. We performed a quantitative assessment on our ITS reporting unit which resulted in $126.8 million in goodwill impairment losses recognized during the second quarter of fiscal year 2025. No triggering events were identified as of June 30, 2025 that would indicate the fair value of the ITS reporting unit was below its carrying value. The ITS reporting unit continues to have a heightened risk of future impairments if any assumptions, estimates, or market factors change unfavorably in the future. We continue to closely monitor any events, circumstances, or changes in this business that might imply a reduction in the estimated fair value and may lead to additional goodwill impairment. Refer to Note 9 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information on the impairment loss recognized in fiscal 2025.

Revenue Recognition
We account for a contract with a customer when the parties are committed to perform their respective obligations, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and consideration is probable of collection.
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
We only include estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult, or subjective judgments, and to make estimates about the effect of matters that are inherently uncertain. As such, we may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when our experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current, and forecasted) that is reasonably available to us, taking into consideration the type of customer, the type of transaction, and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
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
Generally, we record a revenue share to members equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with us using a portfolio approach based on historical revenue fee share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.

Software Licenses, and Other Services and Support Revenue
We generate software licenses and other services and support revenue through Supply Chain Services and Performance Services.
Within Supply Chain Services, revenue is generated through the GPO, supply chain co-management, and procure-to-pay business.
GPO.    GPO revenue generating activities include revenue from technology solutions and from additional services provided to suppliers.
Supply Chain Co-Management. Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Procure-to-Pay. Revenue for the procure-to-pay business primarily consists of fees from healthcare suppliers and providers as well as members and other customers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced after services have been provided.
Performance Services revenue consists of revenue generated through our technology and services platform. The main sources of revenue under technology and services platform are (i) subscription agreements to our SaaS-based clinical intelligence, margin improvement, and value-based care products, (ii) licensing revenue, (iii) professional fees for consulting services, and (iv) other miscellaneous revenue including data licenses, annual subscriptions to our performance improvement collaboratives, insurance services management fees, and commissions from endorsed commercial insurance programs.
SaaS-based Products Subscriptions:    SaaS-based clinical analytics subscriptions include the right to access the Company’s proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care, and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis, and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set in order to access and transfer member data into the Company’s hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses:    Enterprise analytics licenses include term licenses that generally range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care, and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code, and revenue from hosting and maintenance is recognized ratably over the life of the contract.
Consulting Services:    Consulting services are provided under contracts whose terms vary according to the specific nature of each engagement. These services typically include general consulting, report-based consulting and margin improvement initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, the Company’s entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to the Company’s customers.
Consulting arrangements can require estimates for the transaction price and estimated number of hours within an engagement. These estimates are based on the expected value which is derived from outcomes from historical contracts that are similar in nature and forecasted amounts based on anticipated savings for the new agreements. The transaction price is generally constrained until the target transaction price becomes more certain.
Other Miscellaneous Revenue:
•Revenue from data licenses which provide customers data from the Technology and Services Platform healthcare database is recognized upon delivery of the data.
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
Multiple Deliverable Arrangements
We enter into agreements where the individual deliverables discussed above, such as SaaS subscriptions, term licenses, and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately one to five years after the applicable contract execution date. On occasion, agreements may range up to 10 years. We use judgment in determining the stand-alone selling price (“SSP”) for products and services. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the SSP. We typically establish a SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we apply observable inputs using the value relationship between support and term license, and the average economic life of our products.
We also enter into agreements that bundle GPO services with technology and consulting services. These agreements typically provide for sharing of administrative fees received from suppliers and rebates paid to members, or net administrative fees, as well as fees from members for their access to or use of technology or consulting services.
The overall estimated transaction price, including net administrative fees and any fees for technology or consulting services, is allocated based on their respective SSP as part of an initial scoping to bifurcate the net administrative fees from the other components in the bundle. We use judgment in determining the SSP for net administrative fees, technology, and services and typically establish a range for each area, which is reassessed on a periodic basis or when facts and circumstances change. Following this scoping allocation, the amount allocated to each component is recognized as revenue as described above.
Software Development Costs
Costs associated with internally-developed computer software that are incurred prior to reaching technological feasibility are considered research and development and expensed as incurred. These costs consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years and amortization is included in cost of revenue or selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income, based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software.
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

We prepare and file tax returns based on interpretations of tax laws and regulations. Our tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest, and penalty assessments by these taxing authorities.
In determining our tax expense for financial reporting purposes, we establish a reserve when there are transactions, calculations, and tax filing positions for which the tax determination is uncertain and it is more likely than not that such positions would not be sustained upon examinations.
We adjust tax reserve estimates periodically based on the changes in facts and circumstances, such as ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations, and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserve and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
New Accounting Standards
New accounting standards that we have recently adopted as well as those that have been recently issued but not yet adopted by us, if any, are included in Note 2 - Significant Accounting Policies to the accompanying consolidated financial statements, which is incorporated herein by reference.
Key Components of Our Results of Operations
Net Revenue
Net revenue consists of net administrative fees revenue, software licenses, and other services and support revenue.
Supply Chain Services
Supply Chain Services revenue is comprised of:
•net administrative fees revenue which consists of gross administrative fees received from suppliers, reduced by the revenue share paid to members; and
•software licenses, and other services and support revenue which consist of supply chain co-management and fees from healthcare suppliers and providers associated with the procure-to-pay business.
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid, and other managed care plans, and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts during fiscal years 2024 and 2025, competitive pressure has resulted in increases to our average fee share paid to members, a trend that is expected to continue, particularly as we continue to renew GPO member contracts that were extended at the time of our August 2020 Restructuring. As of June 30, 2025, member agreements representing approximately 20% of the gross administrative fees associated with the member agreements extended in 2020 still need to be addressed. We expect to address the majority of these remaining member agreements in fiscal year 2026.
Performance Services
Performance Services revenue is comprised of the following software licenses and other services and support revenue:
•healthcare information technology license and SaaS-based clinical intelligence, margin improvement, and value-based care products subscriptions, license fees, professional fees for consulting services, data licenses, performance improvement collaborative and other service subscriptions, and insurance services management fees and commissions from endorsed commercial insurance programs under our technology and services platform.
Our Performance Services growth will depend upon the expansion of services to new and existing members and other customers and renewal of existing subscriptions to our SaaS and licensed software products.
Cost of Revenue
Cost of revenue consists of cost of services and software licenses revenue.
Cost of services and software licenses revenue includes expenses related to employees, consisting of compensation- and benefits-related costs, and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, and implementation services related to our SaaS and licensed software products along with associated amortization of certain capitalized contract costs. Amortization of contract costs represent amounts that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract including costs related to implementing SaaS informatics tools. Cost of services and software licenses revenue also includes expenses related to hosting services, related data center capacity costs, third-party product license expenses, and amortization of the cost of internally-developed software applications.
Operating Expenses
Operating expenses includes selling, general, and administrative (“SG&A”) expenses, research and development expenses, and amortization of purchased intangible assets.
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and restructuring-related expenses; indirect costs such as insurance, professional fees, and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 6 - Fair Value Measurements and Note 9 - Goodwill and Intangible Assets to the accompanying consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, incurred to develop our software-related products and services prior to reaching technological feasibility.
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
•Interest income is primarily related to interest earned on investments in demand deposit accounts or money market funds while interest expense is primarily related to funds borrowed through our Credit Facility as well as imputed interest on non-interest bearing debt (see Note 10 - Debt and Notes Payable and Note 11 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information).
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige (see Note 5 - Investments to the accompanying consolidated financial statements for further information).
•Other non-operating gains and losses is largely comprised of the $57.0 million in cash received in July 2024 as the result of the settlement of a shareholder derivative complaint and the $13.9 million gain on the sale of certain assets and liabilities associated with Contigo Health’s wrap network business.
Income Tax Expense
See Note 16 - Income Taxes to the accompanying consolidated financial statements for discussion of income tax expense.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents the net loss associated with the sale of certain assets and wind down and exit of the direct sourcing business. See Note 4 - Discontinued Operations and Exit Activities to the accompanying consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 5 - Investments to the accompanying consolidated financial statements for further information). At June 30, 2025, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM Holdings, LLC (“PRAM”) and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of June 30, 2025, we owned 93% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 7% of equity held by certain customers of Contigo Health.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP adjusted net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates, and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest expense, and associated income tax expense. Non-recurring items include certain strategic initiative and restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 13 - Earnings Per Share to the accompanying consolidated financial statements for further information).
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
We use Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings Per Share to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide measures that, when viewed in combination with our results prepared in accordance with GAAP, we believe allows for a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA and Segment Adjusted EBITDA assist our Board of Directors, management, and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of earnings elements attributable to our asset base (primarily depreciation and amortization), certain items outside the control of our management team, e.g. taxes, other non-cash items (such as impairment of intangible assets, purchase accounting adjustments and stock-based compensation), non-recurring items (such as strategic initiative and restructuring-related expenses), and income and expense that has been classified as discontinued operations from our operating results. We believe Adjusted Net Income and Adjusted Earnings Per Share assist our Board of Directors, management, and investors in comparing our net income and earnings per share on a consistent basis from period to period because these measures remove non-cash items (such as impairment of intangible assets, purchase accounting adjustments, and stock-based compensation) and non-recurring items (such as strategic initiative and restructuring-related expenses) and eliminate the variability of non-controlling interest and equity in net income of unconsolidated affiliates. We believe Free Cash Flow is an important measure because it represents the cash that we generate after payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, capital investment to maintain existing products and services and ongoing business operations, as well as development of new and upgraded products and services to support future growth, and cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow enables us to seek enhancement of stockholder value through acquisitions, partnerships, joint ventures, investments in related or complementary businesses, and/or debt reduction.
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
Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures,” is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax excluding goodwill impairments and adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 24% and 27% for the years ended June 30, 2025 and 2024, respectively. This decrease primarily relates to the decrease in pre-tax book income and dividends received deductions as a result of dividend from a non-controlling interest subsidiary in the current year.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.5 million and $0.6 million for the years ended June 30, 2025 and 2024, respectively, (see Note 14 - Stock-Based Compensation to the accompanying consolidated financial statements for further information).
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
Strategic initiative and restructuring-related expenses
Strategic initiative and restructuring-related expenses include legal, accounting, severance and retention benefits, and other expenses related to strategic initiative and restructuring-related activities.
Operating income from revenues sold to OMNIA
Operating income from revenues sold to OMNIA represents the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts to OMNIA, less royalty fees retained.
Impairment of assets
Impairment of assets relates to impairment of long-lived assets.
Other reconciling items
Other reconciling items include, but are not limited to, dividend income, gains and losses on disposal of long-lived assets, imputed interest on non-interest bearing liabilities, certain legal expenses, and any impact from non-controlling interest on adjustments to net income (loss) attributable to stockholders.

Results of Operations for the Years Ended June 30, 2025 and 2024
The following table presents our results of operations for the fiscal years presented (in thousands, except per share data):

	Year Ended June 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$556,328	55%	$624,168	55%
Software licenses, other services and support	456,319	45%	511,841	45%
Net revenue	1,012,647	100%	1,136,009	100%
Cost of revenue:
Services and software licenses	269,288	27%	268,885	24%
Cost of revenue	269,288	27%	268,885	24%
Gross profit	743,359	73%	867,124	76%
Operating expenses	742,243	73%	740,478	65%
Operating income	1,116	—%	126,646	11%
Other income, net	96,933	10%	19,875	2%
Income before income taxes	98,049	10%	146,521	13%
Income tax expense	25,315	2%	42,302	4%
Net income from continuing operations	72,734	7%	104,219	9%
Net (loss) income from discontinued operations, net of tax	(41,901)	(4)%	2,500	—%
Net income	30,833	3%	106,719	9%
Net (income) loss attributable to non-controlling interest	(10,564)	(1)%	12,825	1%
Net income attributable to stockholders	$20,269	2%	$119,544	11%

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Continuing operations	$0.68		$1.03
Discontinued operations	(0.46)		0.02
Basic	$0.22		$1.05

Diluted earnings (loss) per share
Continuing operations	$0.68		$1.02
Discontinued operations	(0.46)		0.02
Diluted	$0.22		$1.04
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings Per Share. The definitions for Adjusted EBITDA, Segment Adjusted EBITDA, and Adjusted Net Income were revised from those reported in the 2024 Annual Report. For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definitions in the above section “Our Use of Non-GAAP Financial Measures.”

The following table provides certain Non-GAAP financial measures for the fiscal years presented (in thousands, except per share data).

	Year Ended June 30,
	2025		2024
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$253,120	25%	$388,985	34%
Adjusted Net Income	133,752	13%	237,846	21%
Adjusted Earnings Per Share	1.46	nm	2.08	nm
nm = Not meaningful

The following tables provide the reconciliation of net income to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Year Ended June 30,
	2025	2024
Net income from continuing operations	$72,734	$104,219
Interest expense, net	17,223	662
Income tax expense	25,315	42,302
Depreciation and amortization	79,442	81,728
Amortization of purchased intangible assets	38,189	47,026
EBITDA	232,903	275,937
Stock-based compensation	23,700	23,876
Acquisition- and disposition-related expenses	6,943	12,612
Strategic initiative and restructuring-related expenses	13,007	2,850
Operating income from revenues sold to OMNIA	(62,469)	(55,283)
Equity in net (income) loss of unconsolidated affiliates	(11,972)	295
Other non-operating gains	(79,826)	(11,046)
Impairment of assets	144,481	140,053
Other reconciling items, net (a)	(13,647)	(309)
Total Adjusted EBITDA	$253,120	$388,985

Income before income taxes	$98,049	$146,521
Equity in net (income) loss of unconsolidated affiliates	(11,972)	295
Interest expense, net	17,223	662
Other income, net	(102,184)	(20,832)
Operating income	1,116	126,646
Depreciation and amortization	79,442	81,728
Amortization of purchased intangible assets	38,189	47,026
Stock-based compensation	23,700	23,876
Acquisition- and disposition-related expenses	6,943	12,612
Strategic initiative and restructuring-related expenses	13,007	2,850
Operating income from revenues sold to OMNIA	(62,469)	(55,283)
Deferred compensation plan expense	4,603	8,769
Impairment of assets	144,481	140,053
Other reconciling items, net (b)	4,108	708
Total Adjusted EBITDA	$253,120	$388,985

Adjusted EBITDA:
Supply Chain Services	$326,902	$409,669
Performance Services	60,692	113,845
Segment Adjusted EBITDA	387,594	523,514
Corporate	(134,474)	(134,529)
Total Adjusted EBITDA	$253,120	$388,985
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

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the years presented (in thousands):

	Year Ended June 30,
	2025	2024
Net income attributable to stockholders	$20,269	$119,544
Net loss (income) from discontinued operations, net of tax	41,901	(2,500)
Income tax expense	25,315	42,302
Amortization of purchased intangible assets	38,189	47,026
Stock-based compensation	23,700	23,876
Acquisition- and disposition-related expenses	6,943	12,612
Strategic initiative and restructuring-related expenses	13,007	2,850
Operating income from revenues sold to OMNIA	(62,469)	(55,283)
Equity in net (income) loss of unconsolidated affiliates	(11,972)	295
Other non-operating gains	(79,826)	(11,046)
Impairment of assets	144,481	140,053
Other reconciling items, net (a)	16,451	6,087
Non-GAAP adjusted income before income taxes	175,989	325,816
Income tax expense on adjusted income before income taxes (b)	42,237	87,970
Non-GAAP Adjusted Net Income	$133,752	$237,846

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	91,228	113,791
Dilutive securities	689	617
Weighted average shares outstanding - diluted	91,917	114,408
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% and 27% of Non-GAAP adjusted net income before income taxes for the years ended June 30, 2025 and 2024, respectively.

The following table provides the reconciliation of basic earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Year Ended June 30,
	2025	2024
Basic earnings per share attributable to stockholders	$0.22	$1.05
Net loss (income) from discontinued operations, net of tax	0.46	(0.02)
Income tax expense	0.28	0.37
Amortization of purchased intangible assets	0.42	0.41
Stock-based compensation	0.26	0.21
Acquisition- and disposition-related expenses	0.08	0.11
Strategic initiative and restructuring-related expenses	0.14	0.03
Operating income from revenues sold to OMNIA	(0.68)	(0.49)
Equity in net (income) loss of unconsolidated affiliates	(0.13)	—
Other non-operating gains	(0.88)	(0.10)
Impairment of assets	1.58	1.23
Other reconciling items, net (a)	0.18	0.05
Impact of corporation taxes (b)	(0.46)	(0.77)
Impact of dilutive shares	(0.01)	—
Non-GAAP Adjusted Earnings Per Share	$1.46	$2.08
________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 24% and 27% of Non-GAAP adjusted net income before income taxes for the years ended June 30, 2025 and 2024, respectively.
Consolidated Results - Comparison of the Years Ended June 30, 2025 to 2024
The variances in the material factors contributing to the changes in the consolidated results are discussed further in “Segment Results” below.
Net Revenue
Net revenue decreased by $123.4 million, or 11%, during the year ended June 30, 2025 compared to the year ended June 30, 2024 due to decreases of $65.0 million, or 15%, in Performance Services and $58.3 million, or 8%, in Supply Chain Services.
Cost of Revenue
Cost of revenue was flat for the year ended June 30, 2025 compared to the year ended June 30, 2024.
Operating Expenses
Operating expenses were flat for the year ended June 30, 2025 compared to the year ended June 30, 2024.
Other Income, Net
Other income, net increased by $77.1 million during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to a non-operating gain of $57.0 million from the settlement of a shareholder derivative complaint, an increase of $17.0 million in dividend income, and an increase in income of $12.3 million in equity in net income of unconsolidated affiliates. These increases were partially offset by an increase of interest expense, net.
Income Tax Expense
Income tax expense was $25.3 million and $42.3 million for the years ended June 30, 2025 and 2024, respectively. The income tax expense resulted in effective tax rates of 26% and 29% for the years ended June 30, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to a decrease in pre-tax book income compared to prior year, and the release of valuation allowances during the current year (see Note 16 - Income Taxes to the accompanying consolidated financial statements for further information).

Net Loss/Income from Discontinued Operations, Net of Tax
Net loss/income from discontinued operations, net of tax was a net loss of $41.9 million during the year ended June 30, 2025 compared to net income of $2.5 million during the year ended June 30, 2024. This increase in net loss was due to the $53.0 million loss on the S2S Divestiture and the completion of the sale on October 1, 2024, which affected the comparability of operational quarters across fiscal years. See Note 4 - Discontinued Operations and Exit Activities to the accompanying consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
Net income attributable to non-controlling interest was $10.6 million for the year ended June 30, 2025 compared to net loss attributable to non-controlling interest of $12.8 million for the year ended June 30, 2024, primarily driven by the S2S Divestiture impact on net income in the current year period of our consolidated subsidiaries with non-controlling interests as well as the long-lived assets impairment related to Contigo Health during the prior period. See Note 5 - Investments to the accompanying consolidated financial statements for further information.
Adjusted EBITDA
Adjusted EBITDA, a Non-GAAP financial measure as defined in “Our Use of Non-GAAP Financial Measures,” decreased by $135.9 million, or 35%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, largely driven by decreases of $82.8 million and $53.2 million in Supply Chain Services and Performance Services, respectively.

Segment Results
Supply Chain Services
The following table presents our results of operations and Adjusted EBITDA, a Non-GAAP financial measure, in the Supply Chain Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2025	2024	Change
Net revenue:
Net administrative fees	$556,328	$624,168	$(67,840)	(11)%
Software licenses, other services and support	74,711	65,200	9,511	15%
Services and software licenses	631,039	689,368	(58,329)	(8)%
Net revenue	631,039	689,368	(58,329)	(8)%
Cost of revenue:
Services and software licenses	69,748	56,831	12,917	23%
Cost of revenue	69,748	56,831	12,917	23%
Gross profit	561,291	632,537	(71,246)	(11)%
Operating expenses:
Selling, general and administrative	211,784	203,623	8,161	4%
Research and development	989	651	338	52%
Amortization of intangibles	34,735	35,029	(294)	(1)%
Operating expenses	247,508	239,303	8,205	3%
Operating income	313,783	393,234	(79,451)	(20)%
Depreciation and amortization	30,601	26,559
Amortization of purchased intangible assets	34,735	35,030
Acquisition- and disposition-related expenses	(10,383)	10,030
Operating income from revenues sold to OMNIA	(62,469)	(55,283)
Impairment of assets	16,564	—
Other reconciling items, net	4,071	99
Segment Adjusted EBITDA	$326,902	$409,669	$(82,767)	(20)%
Net Revenue
Supply Chain Services segment revenue decreased by $58.3 million, or 8%, during the year ended June 30, 2025 compared to the year ended June 30, 2024 driven by a decrease of $67.8 million in net administrative fees revenue, partially offset by an increase of $9.5 million in software licenses, other services and support revenue.
Net Administrative Fees Revenue
Net administrative fees revenue decreased $67.8 million, or 11%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily driven an increase in the aggregate blended fee share paid to members as a result of renewal of GPO contracts at a higher fee share than provided in historical agreements due to market dynamics. This decrease was partially offset by increased utilization and further penetration of our contracts by existing members.
Software Licenses, Other Services and Support Revenue
Software licenses, other services and support revenue increased by $9.5 million, or 15%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to an increase in supply chain co-management fees as a result of new engagements.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $12.9 million, or 23%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily attributable to increases in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business and depreciation expense.

Operating Expenses
Operating expenses increased by $8.2 million, or 3%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to an increase in SG&A expenses of $8.2 million. The increase in SG&A expenses was primarily due to the impairment of assets related to changes in utilization of our New York, New York office and increase in bad debt expense, partially offset by a decrease in acquisition- and disposition-related expenses driven by the net change in the year over year fair value of the Acurity and Nexera earn-out liability.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Supply Chain Services segment decreased by $82.8 million, or 20%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to the aforementioned decrease in net revenue and increases in cost of revenue and bad debt expense.
Performance Services
The following table presents our results of operations and Adjusted EBITDA in the Performance Services segment for the fiscal years presented (in thousands):

	Year Ended June 30,
	2025	2024	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$155,458	$179,601	$(24,143)	(13)%
Consulting services	68,237	92,560	(24,323)	(26)%
Software licenses	86,731	82,073	4,658	6%
Other	71,182	92,407	(21,225)	(23)%
Services	381,608	446,641	(65,033)	(15)%
Net revenue	381,608	446,641	(65,033)	(15)%
Cost of revenue:
Services and software licenses	199,540	212,054	(12,514)	(6)%
Cost of revenue	199,540	212,054	(12,514)	(6)%
Gross profit	182,068	234,587	(52,519)	(22)%
Operating expenses:
Selling, general and administrative	307,106	308,334	(1,228)	—%
Research and development	1,645	2,464	(819)	(33)%
Amortization of intangibles	3,454	11,997	(8,543)	(71)%
Operating expenses	312,205	322,795	(10,590)	(3)%
Operating loss	(130,137)	(88,208)	(41,929)	48%
Depreciation and amortization	43,216	47,440
Amortization of purchased intangible assets	3,454	11,996
Acquisition- and disposition-related expenses	17,326	2,582
Impairment of assets	126,818	140,053
Other reconciling items, net	15	(18)
Segment Adjusted EBITDA	$60,692	$113,845	$(53,153)	(47)%
Net Revenue
Net revenue in our Performance Services segment decreased by $65.0 million, or 15%, during the year ended June 30, 2025 compared to the year ended June 30, 2024. The decrease was largely attributable to decreases of $21.2 million in other revenue primarily related to lower Contigo Health revenue driven by the January sale of assets associated with the wrap network business and expected customer attrition and the timing of data contracts in the current year period, $24.1 million in SaaS-based products subscriptions revenue primarily due to contract expirations and conversion of SaaS-based products to licensed-based products in recent periods, and $24.3 million in consulting services primarily due to fewer new engagements entered into in the current year. These decreases in net revenue were partially offset by an increase of $4.7 million in enterprise analytics license revenue.
Cost of Revenue
Cost of services and software licenses revenue in our Performance Services segment decreased by $12.5 million, or 6%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to lower employee-related costs.
Operating Expenses
Performance Services segment operating expenses decreased by $10.6 million, or 3%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to the decrease of $8.5 million in amortization of purchased intangible assets due to Contigo Health intangible assets being fully impaired in the prior year.
Segment Adjusted EBITDA
Segment Adjusted EBITDA in the Performance Services segment decreased by $53.2 million, or 47%, during the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to the aforementioned decreases in net revenue and cost of revenue.
Corporate
The following table summarizes corporate expenses and Adjusted EBITDA for the fiscal years presented (in thousands):

	Year Ended June 30,
	2025	2024	Change
Operating expenses:
Selling, general and administrative	$182,530	$178,380	$4,150	2%
Operating expenses	182,530	178,380	4,150	2%
Operating loss	(182,530)	(178,380)	(4,150)	2%
Depreciation and amortization	5,625	7,729
Stock-based compensation	23,700	23,876
Strategic initiative and financial restructuring-related expenses	13,007	2,850
Deferred compensation plan expense	4,603	8,769
Impairment of Assets	1,099	—
Other reconciling items, net	22	627
Adjusted EBITDA	$(134,474)	$(134,529)	$55	—%
Operating Expenses
Corporate operating expenses increased by $4.2 million, or 2%, during the year ended June 30, 2025 compared to the year ended June 30, 2024 primarily due to an increase in strategic initiative and restructuring-related expenses due to severance expense, partially offset by a decrease in deferred compensation plan expense as a result of market changes.
Adjusted EBITDA
Corporate adjusted EBITDA was flat for the year ended June 30, 2025 compared to the year ended June 30, 2024.
Results of Operations for the Years Ended June 30, 2024 and 2023
A discussion of changes in our results of operations from fiscal year 2023 to fiscal year 2024 has been omitted from this Annual Report but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 21, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our website at http://investors.premierinc.com.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements.

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
As of June 30, 2025 and 2024, we had cash and cash equivalents of $83.7 million and $125.1 million, respectively.
Credit Facility
As of June 30, 2025, we had $280.0 million outstanding borrowings under our Credit Facility. At June 30, 2024 we had no outstanding borrowings under our Credit Facility. During the year ended June 30, 2025, we borrowed $435.0 million, which was used for general corporate purposes and to fund stock repurchases under the $1.0 billion Share Repurchase Authorization, and repaid $155.0 million of borrowings under the Credit Facility. In July 2025, we repaid $90.0 million of outstanding borrowings under the Credit Facility.
We expect cash generated from operations and borrowings under our Credit Facility to provide us with adequate liquidity to fund our anticipated working capital requirements, revenue share obligations, tax payments, capital expenditures, notes payable, dividend payments on our Common Stock, if and when declared, repurchases of our Common Stock pursuant to stock repurchase programs in place from time to time, and to fund business acquisitions. Our capital requirements depend on numerous factors, including funding requirements for our product and service development and commercialization efforts, our information technology requirements, and the amount of cash generated by our operations. We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures, business growth and expansion, and current and projected debt service requirements. However, strategic growth initiatives will likely require the use of one or a combination of various forms of capital resources including available cash on hand, cash generated from operations, borrowings under our Credit Facility and other long-term debt, and, potentially, proceeds from the issuance of additional equity or debt securities.
At June 30, 2025, we had a net working capital deficit of $324.8 million compared to net working capital of $8.7 million at June 30, 2024. The decrease in net working capital is primarily due to the current year borrowings on the Credit Facility to fund the stock repurchases under the $1.0 billion Share Repurchase Authorization. While the Credit Facility is held within current liabilities on the Consolidated Balance Sheets, we have the ability to renew and extend the term of the borrowings.
Cash Dividends
In each of September 2024, December 2024, March 2025, and June 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On August 17, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2025 to stockholders of record on September 1, 2025.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million. See Note 11 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.

Discussion of Cash Flows for the Years Ended June 30, 2025 and 2024
A summary of net cash flows follows (in thousands):

	Year Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities from continuing operations	$417,809	$278,143
Investing activities	(102,095)	(68,466)
Financing activities	(340,733)	(192,720)
Operating activities from discontinued operations	(16,380)	18,417
Effect of exchange rate changes on cash flows	(22)	(21)
Net (decrease) increase in cash and cash equivalents	$(41,421)	$35,353
Net cash provided by operating activities increased by $139.7 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The increase in net cash provided by operating activities from continuing operations was driven by lower cash income taxes paid in the current year period (cash income taxes of $162.3 million paid in fiscal year 2024 on proceeds received from the sale of future revenues to OMNIA), the $57.0 million received in the current year period as the result of the settlement of a shareholder derivative complaint, and a $17.6 million cash dividend from an unconsolidated affiliate. These increases to cash were partially offset by an increase of $60.9 million in cash paid for operating expenses primarily as a result of an increase in performance-related compensation related to the prior fiscal year performance, a decrease of $24.4 million in cash receipts driven by lower net revenue, and a decrease in interest income received of $15.7 million driven by the interest earned from the investment of cash received from the sale of non-healthcare contracts in money market funds in the prior year.
Net cash used in investing activities increased by $33.6 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The increase in net cash used in investing activities was primarily due to the cash outlay of $39.8 million for the IllumiCare acquisition in the current year as well as the prior year proceeds of $12.8 million from the sale of investment in unconsolidated affiliates and a $1.5 million increase in purchases of property and equipment. The increase was partially offset by net proceeds of $20.4 million from the sale of the assets associated with Contigo’s wrap network business and the cash settlement of net working capital associated with the sale of S2S to Prestige in the current year.
Net cash used in financing activities increased by $148.0 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The increase in net cash used in financing activities was primarily driven by a decrease in net proceeds from the sale of future revenues of $660.7 million (see Note 11 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information). The change was offset by the current year net borrowings of $280.0 million, as well as the prior year repayment of $215.0 million under our Credit Facility and a decrease in cash dividends paid of $17.8 million as a result of the Common Stock repurchases.
Net cash used in operating activities attributable to discontinued operations of $16.4 million for the year ended June 30, 2025 changed by $34.8 million from net cash provided by operating activities attributable to discontinued operations of $18.4 million for the year ended June 30, 2024. The change in net cash used in operating activities attributable to discontinued operations was due to a decrease in cash receipts from customers, partially offset by lower payments for expenses due to the S2S Divestiture, which closed on October 1, 2024.
Discussion of Non-GAAP Free Cash Flow for the Years Ended June 30, 2025 and 2024
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities for the periods presented follows (in thousands):

	Year Ended June 30,
	2025	2024
Net cash provided by operating activities from continuing operations	$417,809	$278,143
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	(101,524)	(99,665)
Purchases of property and equipment	(82,649)	(81,189)
Cash payments to OMNIA for the sale of future revenues (b)	(53,107)	(31,535)
Cash tax payments on proceeds received from the sale of future revenues	—	162,292
Non-GAAP Free Cash Flow	$180,529	$228,046
_________________________________
(a)    Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Consolidated Statements of Cash Flows under “Payments made on notes payable.” During the year ended June 30, 2025, we paid $102.7 million to members including imputed interest of $1.2 million which is included in net cash provided by operating activities from continuing operations. During the year ended June 30, 2024, we paid $102.7 million to members including imputed interest of $3.0 million which is included in net cash provided by operating activities from continuing operations. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
(b)Cash payments to OMNIA for the sale of future revenues in connection with our sale of non-healthcare contracts to OMNIA are presented in our Consolidated Statements of Cash Flows under “Payments on liability related to the sale of future revenues.” During the year ended June 30, 2025, we paid $70.1 million to OMNIA including imputed interest of $17.0 million which is included in net cash provided by operating activities from continuing operations. During the year ended June 30, 2024, we paid $44.4 million to OMNIA including imputed interest of $14.2 million which is included in net cash provided by operating activities from continuing operations. See Note 11 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
Non-GAAP Free Cash Flow decreased by $47.5 million for the year ended June 30, 2025 compared to the year ended June 30, 2024. The decrease was primarily by the aforementioned increase in cash paid for operating expenses offset by lower cash received from customers and an increase of $21.6 million in the cash payments to OMNIA for the sale of future revenues due to the timing of the completion of the purchase agreement in the prior year.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2025 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations (a)	$11,848	$9,526	1,798	$375	$149
Total contractual obligations	$11,848	$9,526	$1,798	$375	$149
_________________________________
(a)Future contractual obligations for leases represent future minimum payments under noncancelable operating leases primarily for office space. See Note 17 - Commitments and Contingencies to the accompanying consolidated financial statements for more information.
During year ended June 30, 2025, we entered into a lease modification for our corporate headquarters, which commenced in July 2025 with an initial lease term of approximately eight years. As this lease had not yet commenced as of June 30, 2025, it is excluded from the table above.
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements) bear interest on a variable rate structure with borrowings bearing interest at either the secured overnight financing rate (“SOFR”) plus an adjustment of 0.100% plus an applicable margin ranging from 1.250% to 1.750% or the prime lending rate plus an applicable margin ranging from 0.250% to 0.750%. We pay a commitment fee ranging from 0.125% to 0.225% for unused capacity under the Credit Facility. At June 30, 2025, the commitment fee was 0.125%.

The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with all such covenants at June 30, 2025. The Credit Facility also contains customary events of default, including a cross-default of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At June 30, 2025, we had $280.0 million outstanding borrowings under the Credit Facility with $715.0 million of available borrowing capacity after reductions for outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.34 to this Annual Report. See also Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements.
Notes Payable to Former Limited Partners
At June 30, 2025, we no longer owed any payments to former limited partners pursuant to Unit Exchange Agreements that were entered into in connection with the 2020 Restructuring. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Other Notes Payable
At June 30, 2025, we had no commitments for other obligations under notes payable. See Note 10 - Debt and Notes Payable to the accompanying consolidated financial statements for further information.
Sale of Non-Healthcare GPO Member Contracts
At June 30, 2025, we had non-recourse commitments of $640.4 million for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, with an effective annual interest rate of 2.5%, in monthly payments from net administrative fees received in connection with the sold contracts. These payments commenced during the first quarter of fiscal year 2024 for a period of at least 10 years. See Note 11 - Liability Related to the Sale of Future Revenues to the accompanying consolidated financial statements for further information.
Cash Dividends
On each or about September 15, 2024, December 15, 2024, March 15, 2025 and June 15, 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock. On August 17, 2025, our Board of Directors declared a cash dividend of $0.21 per share, payable on September 15, 2025 to stockholders of record on September 1, 2025.
We expect quarterly dividends to be paid in the third month of each fiscal quarter. The declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our Board of Directors each quarter after consideration of various factors, including our results of operations, financial condition, and capital requirements, earnings, general business conditions, restrictions imposed by our current Credit Facility, and any future financing arrangements, legal restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.
Share Repurchase Authorization
In February 2024, we announced our Board of Directors approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of our Common Stock, excluding fees and expenses. Under the terms of the 2024 ASR Agreement, we made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of our Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the 2024 ASR Agreement, we received an additional approximately 4.8 million shares of our Common Stock. In total, we repurchased approximately 19.9 million shares of our Common Stock under the 2024 ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of our Common Stock during the term of the 2024 ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in our Consolidated Balance Sheets.

In August 2024, we announced our Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. We completed this repurchase program on January 6, 2025, repurchasing an aggregate of approximately 9.5 million shares of our Common Stock at an average price of $21.00 per share in open market transactions for a total purchase price of $200.0 million. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in our Consolidated Balance Sheets.
On February 18, 2025, we announced our Board of Directors approved and that we had entered into two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to the Share Repurchase Authorization for an aggregate repurchase of $200.0 million of our Common Stock, excluding fees and expenses. Under the terms of the 2025 ASR Agreements, on February 18, 2025, we made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, received from JPMorgan initial deliveries of approximately 9.0 million shares, or $160.0 million, of our Common Stock at $17.77 per share. On August 18, 2025, as final settlement of the share repurchase transactions under the 2025 ASR Agreements, we received from JPMorgan approximately 0.5 million million shares of our Common Stock. In total, we repurchased approximately 9.5 million million shares of our Common Stock under the 2025 ASR Agreements at $21.07 per share, which represents the volume-weighted average share price of our Common Stock during the terms of the 2025 ASR Agreements, less a discount.
The initial deliveries of shares pursuant to the 2025 ASR Agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. At June 30, 2025, the 2025 ASR Agreements were accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portions of the 2025 ASR Agreements were recorded in additional paid-in capital in our Consolidated Balance Sheets. The forward stock purchase contract was considered indexed to our own stock and was classified as an equity instrument. The final settlement of shares delivered were recorded in treasury stock and immediately the 2025 ASR Agreements’ initial deliveries of shares and final settlement of shares were retired and recorded to retained earnings in our Consolidated Balance Sheets.
The Share Repurchase Authorization expired on June 30, 2025, and accordingly we will not repurchase any other shares pursuant to the Share Repurchase Authorization.
Fiscal Year 2025 Developments
Impact of Tariffs
The Trump administration has recently implemented, or threatened to implement, significant new and increased tariffs on certain industries and countries. While the specifics of these tariffs are still evolving, the implementation of new or increased tariffs on medical supplies, equipment, pharmaceuticals, and other products may adversely affect our suppliers’ pricing structures or operational capabilities, leading to higher procurement costs for our members and other customers, potentially resulting in reduced purchasing power, changes in sourcing decisions, and margin pressure throughout their supply chains. We continue to monitor tariff developments and are working to continue to build resiliency within our portfolio and diversification of suppliers to mitigate the financial impact on our members and other customers. See “Item 1A. Risk Factors” in this Annual Report for further discussion on the risks related to tariffs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk related primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At June 30, 2025, we had $280.0 million outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at June 30, 2025, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.8 million.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this Annual Report. See the index to financial statements under Item 15(a) and under this item for a list of financial statements filed with this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Premier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Premier, Inc. (the Company) as of June 30, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 19, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At June 30, 2025, the Company’s goodwill was $897.9 million, of which $458.9 million relates to the Informatics and Technology Services (“ITS”) reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the last fiscal quarter of the fiscal year unless impairment indicators are present that could require an interim impairment test. During the second quarter of 2025, the Company determined that indicators of goodwill impairment existed for the ITS reporting unit and performed an interim goodwill impairment test, which resulted in $126.8 million in goodwill impairment losses. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.
Auditing management’s goodwill impairment tests was especially complex and highly judgmental due to the estimation required to determine the fair value of the ITS reporting unit. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as market-based approaches. In particular, the fair value estimate is sensitive to changes in highly subjective significant assumptions, such as revenue growth rates and EBITDA margins, which are affected by expected future market or economic conditions.

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
August 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Premier, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Premier, Inc.’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Premier, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IllumiCare, which is included in the 2025 consolidated financial statements of the Company and constituted 1.6% of total assets as of June 30, 2025 and less than 1% of total net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IllumiCare.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated August 19, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
August 19, 2025

PREMIER, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2025	2024
Assets
Cash and cash equivalents	$83,725	$125,146
Accounts receivable (net of $6,339 and $1,392 allowance for credit losses, respectively)	99,092	100,965
Contract assets (net of $1,207 and $1,248 allowance for credit losses, respectively)	318,337	335,831
Prepaid expenses and other current assets	84,649	73,653
Current assets of discontinued operations	—	119,662
Total current assets	585,803	755,257
Property and equipment (net of $820,043 and $742,063 accumulated depreciation, respectively)	201,481	205,711
Intangible assets (net of $332,522 and $294,333 accumulated amortization, respectively)	250,770	269,259
Goodwill	897,894	995,852
Deferred income tax assets	762,859	773,002
Deferred compensation plan assets	35,069	54,422
Investments in unconsolidated affiliates	262,621	228,562
Operating lease right-of-use assets	5,072	20,635
Other assets	95,505	98,749
Total assets	$3,097,074	$3,401,449

Liabilities and stockholders' equity
Accounts payable	$19,619	$22,610
Accrued expenses	59,151	58,482
Revenue share obligations	347,306	292,792
Accrued compensation and benefits	99,019	100,395
Deferred revenue	22,548	19,642
Line of credit and current portion of long-term debt	280,000	1,008
Current portion of notes payable to former limited partners	—	101,523
Current portion of liability related to the sale of future revenues	49,712	51,798
Other current liabilities	33,182	52,589
Current liabilities of discontinued operations	96	45,724
Total current liabilities	910,633	746,563
Liability related to the sale of future revenues, less current portion	590,727	599,423
Deferred compensation plan obligations	35,069	54,422
Operating lease liabilities, less current portion	2,007	11,170
Other liabilities	28,061	27,640
Total liabilities	1,566,497	1,439,218
Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 91,548,325 shares issued and 82,544,385 outstanding at June 30, 2025 and 111,456,454 shares issued and 105,027,079 outstanding at June 30, 2024	916	1,115
Treasury stock, at cost; 9,003,940 and 6,429,375 shares at June 30, 2025 and 2024, respectively	(161,561)	(250,129)
Additional paid-in capital	2,176,318	2,105,684
(Accumulated deficit) retained earnings	(485,045)	105,590
Accumulated other comprehensive loss	(51)	(29)
Total stockholders' equity	1,530,577	1,962,231
Total liabilities and stockholders' equity	$3,097,074	$3,401,449
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023
Net revenue:
Net administrative fees	$556,328	$624,168	$615,040
Software licenses, other services and support	456,319	511,841	480,297
Net revenue	1,012,647	1,136,009	1,095,337
Cost of revenue:
Services and software licenses	269,288	268,885	218,087
Cost of revenue	269,288	268,885	218,087
Gross profit	743,359	867,124	877,250
Operating expenses:
Selling, general, and administrative	701,420	690,337	581,016
Research and development	2,634	3,115	4,540
Amortization of purchased intangible assets	38,189	47,026	47,561
Operating expenses	742,243	740,478	633,117
Operating income	1,116	126,646	244,133
Equity in net income (loss) of unconsolidated affiliates	11,972	(295)	16,068
Interest expense, net	(17,223)	(662)	(14,647)
Other income, net	102,184	20,832	6,306
Other income, net	96,933	19,875	7,727
Income before income taxes	98,049	146,521	251,860
Income tax expense	25,315	42,302	76,083
Net income from continuing operations	72,734	104,219	175,777
Net (loss) income from discontinued operations, net of tax	(41,901)	2,500	(890)
Net income	30,833	106,719	174,887
Net (income) loss from continuing operations attributable to non-controlling interest	(10,564)	12,825	139
Net income attributable to stockholders	$20,269	$119,544	$175,026

Comprehensive income:
Net income	$30,833	$106,719	$174,887
Comprehensive (income) loss attributable to non-controlling interest	(10,564)	12,825	139
Foreign currency translation loss	(22)	(21)	(5)
Comprehensive income attributable to stockholders	$20,247	$119,523	$175,021

Weighted average shares outstanding:
Basic	91,228	113,791	118,767
Diluted	91,917	114,408	119,889

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.68	$1.03	$1.48
Basic (loss) earnings per share from discontinued operations	(0.46)	0.02	(0.01)
Basic earnings per share attributable to stockholders	$0.22	$1.05	$1.47

Diluted earnings per share from continuing operations	$0.68	$1.02	$1.47
Diluted (loss) earnings per share from discontinued operations	(0.46)	0.02	(0.01)
Diluted earnings per share attributable to stockholders	$0.22	$1.04	$1.46
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	118,052	$1,245	6,429	$(250,129)	$2,166,047	$331,690	$(3)	$2,248,850
Issuance of Class A common stock under equity incentive plan	967	9	—	—	6,069	—	—	6,078
Issuance of Class A common stock under employee stock purchase plan	139	2	—	—	4,135	—	—	4,137
Stock-based compensation expense	—	—	—	—	13,734	—	—	13,734
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(13,427)	—	—	(13,427)
Net income	—	—	—	—	—	174,887	—	174,887
Net loss attributable to non-controlling interest	—	—	—	—	(139)	139	—	—
Change in ownership of consolidated entity	—	—	—	—	106	—	—	106
Dividends ($0.21 per share)	—	—	—	—	—	(100,883)	—	(100,883)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(731)	—	(731)
Non-controlling interest in consolidated investments	—	—	—	—	1,019	—	—	1,019
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	—	590	—	—	590
Balance at June 30, 2023	119,158	$1,256	6,429	$(250,129)	$2,178,134	$405,102	$(8)	$2,334,355
Issuance of Class A common stock under equity incentive plan	716	7	—	—	—	—	—	7
Issuance of Class A common stock under employee stock purchase plan	184	2	—	—	3,752	—	—	3,754
Treasury stock	(15,031)	—	15,031	(322,992)	(80,000)	—	—	(402,992)
Retirement of Class A common stock	—	(150)	(15,031)	322,992	—	(322,842)	—	—
Stock-based compensation expense	—	—	—	—	23,290	—	—	23,290
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(6,771)	—	—	(6,771)
Net income	—	—	—	—	—	106,719	—	106,719
Net loss attributable to non-controlling interest	—	—	—	—	(12,825)	12,825	—	—
Change in ownership of consolidated entity	—	—	—	—	104	—	—	104
Dividends ($0.21 per share)	—	—	—	—	—	(96,214)	—	(96,214)
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
Issuance of Class A common stock under equity incentive plan	729	7	—	—	—	—	—	7
Issuance of Class A common stock under employee stock purchase plan	166	2	—	—	3,658	—	—	3,660
Treasury stock	(23,378)	—	23,378	(444,390)	40,000	—	—	(404,390)
Retirement of Class A common stock	—	(208)	(20,803)	532,958	—	(532,750)	—	—
Stock-based compensation expense	—	—	—	—	23,154	—	—	23,154
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(6,846)	—	—	(6,846)
Net income	—	—	—	—	—	30,833	—	30,833
Net income attributable to non-controlling interest	—	—	—	—	10,564	(10,564)	—	—
Change in ownership of consolidated entity	—	—	—	—	104	—	—	104
Dividends ($0.21 per share)	—	—	—	—	—	(77,172)	—	(77,172)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(982)	—	(982)
Foreign currency translation adjustment	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2025	82,544	$916	9,004	$(161,561)	$2,176,318	$(485,045)	$(51)	$1,530,577
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2025	2024	2023
Operating activities
Net income	$30,833	$106,719	$174,887
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations, net of tax	41,901	(2,500)	890
Depreciation and amortization	117,631	128,754	133,252
Equity in net (income) loss of unconsolidated affiliates	(11,972)	295	(16,068)
Deferred income taxes	27,076	(123,276)	72,394
Stock-based compensation	23,154	23,290	13,734
Impairment of assets	144,481	140,053	54,422
Other, net	(23,036)	(4,518)	6,501
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,006	(15,622)	(3,601)
Contract assets	17,557	(39,265)	(41,088)
Prepaid expenses and other assets	17,481	237	25,603
Accounts payable	(3,108)	(10,661)	13,580
Revenue share obligations	54,514	30,504	16,893
Accrued expenses, deferred revenue, and other liabilities	(21,709)	44,133	(42,857)
Net cash provided by operating activities from continuing operations	417,809	278,143	408,542
Net cash (used in) provided by operating activities from discontinued operations	(16,380)	18,417	36,001
Net cash provided by operating activities	401,429	296,560	444,543
Investing activities
Purchases of property and equipment	(82,649)	(81,189)	(82,302)
Proceeds from sale of assets	20,402	—	—
Acquisition of businesses, net of cash acquired	(39,848)	—	(187,750)
Sale of investment in unconsolidated affiliates	—	12,753	—
Other	—	(30)	(3,570)
Net cash used in investing activities	(102,095)	(68,466)	(273,622)
Financing activities
Payments on notes payable	(102,531)	(100,937)	(100,859)
Proceeds from credit facility	435,000	—	470,000
Payments on credit facility	(155,000)	(215,000)	(405,000)
Proceeds from sale of future revenues	42,325	681,427	—
Payments on liability related to the sale of future revenues	(53,107)	(31,535)	—
Cash dividends paid	(77,445)	(95,207)	(100,233)
Repurchase of Class A common stock	(400,191)	(400,000)	—
Payments on deferred consideration related to acquisition of business	—	(27,187)	(27,927)
Payments on earn-out liabilities	(22,700)	(1,375)	—
Other, net	(7,084)	(2,906)	(3,247)
Net cash used in financing activities	(340,733)	(192,720)	(167,266)
Effect of exchange rate changes on cash flows	(22)	(21)	(5)
Net (decrease) increase in cash and cash equivalents	(41,421)	35,353	3,650
Cash and cash equivalents at beginning of period	125,146	89,793	86,143
Cash and cash equivalents at end of period	$83,725	$125,146	$89,793
See accompanying notes to the consolidated financial statements.

PREMIER, INC.
Notes to Consolidated Financial Statements
Information presented in the Notes to Consolidated Financial Statements is as of June 30, 2025 unless otherwise specifically noted.
(1) ORGANIZATION AND BASIS OF PRESENTATION
Organization
Premier, Inc. (“Premier,” or the “Company”) is a publicly held, for-profit Delaware corporation located in the United States. The Company is a holding company with no material business operations of its own. The Company’s primary asset is its equity interest in its wholly owned subsidiary Premier Healthcare Solutions, Inc., a Delaware corporation (“PHSI”). The Company conducts substantially all of its business operations through PHSI and its other consolidated subsidiaries. The Company, together with its subsidiaries and affiliates, is a leading technology-driven healthcare improvement company, providing solutions to healthcare providers in the United States. Playing a critical role in the rapidly evolving healthcare industry, the Company unites providers, suppliers, and payers to make healthcare better with national scale, smarter with actionable intelligence and faster with novel technologies. The Company offers integrated data and analytics, collaboratives, supply chain solutions, consulting and other services in service of its mission to improve the health of communities. Additionally, the Company also provides some of the various products and services noted above to non-healthcare businesses, including through continued access to its group purchasing organization (“GPO”) programs for non-healthcare members whose contracts were sold to OMNIA Partners, LLC (“OMNIA”) (see Note 11 - Liability Related to the Sale of Future Revenues).
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 18 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management and financial support services through the Company’s procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payables automation business (also known as Remitra®). Beginning in fiscal year 2025, the Company’s digital invoicing and payables automation business began to be reported as a component of the Supply Chain Services segment to align with the Company’s strategy and operations. For comparability purposes, fiscal years 2024 and 2023 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services. The Performance Services segment consists of the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets.
Acquisitions and Divestitures
Acquisition of IllumiCare, Inc.
On June 13, 2025, the Company, through its wholly owned subsidiary PHSI, acquired 100% of the issued and outstanding capital stock in IllumiCare, Inc (“IllumiCare”) in a reverse subsidiary merger transaction for a preliminary adjusted purchase price of $47.5 million, net of cash acquired, and subject to certain customary post-closing adjustments (“IllumiCare acquisition”). The Company paid $39.8 million with cash on hand, of which $4.5 million was placed in escrow to secure primarily certain indemnification obligations of the former IllumiCare owners pursuant to the acquisition agreement. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. IllumiCare is reported as part of the Performance Services Segment. See Note 3 - Business Acquisitions for further information.
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, the Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement to contribute all outstanding equity interests in its direct sourcing subsidiary, SVS LLC d/b/a S2S Global (“S2S Global”), to Prestige Ameritech, Ltd. (“Prestige”) in exchange for 9,375,000 limited partnership units, or a 20% minority interest, in Prestige (the “S2S Divestiture”). The transaction closed on October 1, 2024. The fair value of the equity received in Prestige as consideration for the contribution of S2S Global was $24.9 million, which resulted in a loss on disposal of S2S Global of $53.0 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Consolidated Statements of Income and Comprehensive Income.
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
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with United States generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which the Company exercised control and, when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading.
Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the years ended June 30, 2025, 2024, and 2023 (in thousands):

	Year Ended June 30,
	2025	2024	2023
Supplemental schedule of cash flows information:
Interest paid	$24,334	$16,309	$18,712
Income taxes paid	4,505	168,585	4,593
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$—	$6,446	$2,731
Non-cash investment in unconsolidated affiliates	24,913	—	8,819
Accrued dividend equivalents	1,802	1,934	1,032
Accrued excise taxes related to repurchase of Class A common stock	4,199	2,992	—
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
Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets and liabilities assumed. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, the Company typically uses the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. In the absence of a third-party appraisal, the Company uses internal valuation estimates and benchmarking based on pertinent data from comparable prior acquisitions. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle, and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with remaining maturities of three months or less at the time of acquisition.
Fair Value of Financial Instruments
The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. The Company follows a three-tiered fair value hierarchy when determining the inputs to valuation techniques. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:
Level 1: consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market;
Level 2: consists of financial instruments whose values are determined using models or other valuation methodologies that utilize inputs that are observable either directly or indirectly, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument, and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument; and
Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Accounts Receivable
Financial instruments, other than marketable securities, that subject the Company to potential concentrations of credit risk consist primarily of the Company’s receivables and contract assets (see below for discussion of contract assets). Receivables consist largely of amounts due from hospital and healthcare system members for services and products. The Company maintains an allowance for expected credit losses. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the member and other customer base, and age of the receivable balances, both individually and in the aggregate. As receivables are generally due within one year, changes to economic conditions are not expected to have a significant impact on the estimate of expected credit losses. However, economic conditions are monitored on a quarterly basis to determine if any adjustments are deemed necessary. Provisions for the allowance for expected credit losses attributable to bad debt are recorded in selling, general, and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Accounts

deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of receivables could be further adjusted.
Contract Assets
The Company’s Supply Chain Services segment’s contract assets represent estimated member purchases on supplier contracts for which administrative fees have been earned but not collected. Historically, the Company has not recognized an allowance for credit losses for contract assets associated with administrative fees. The Company’s Performance Services segment’s contract assets represent revenue earned for services provided which the Company is not contractually able to bill as of the end of the respective reporting period. Under ASC Topic 326, the Company includes the Performance Services segment’s contract assets in the reserving process and assesses the risk of loss similar to the methodology of the Company’s receivables, since the contract assets are reclassified to receivables when the Company becomes entitled to payment. Accordingly, a reserve is applied upon recognition of the contract asset. Certain contract assets are due for periods greater than one year, and changes to economic conditions may have an impact on these receivables. The Company monitors economic conditions on a quarterly basis to determine if changes to the reserve are necessary.
Property and Equipment, Net
Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Income and Comprehensive Income for the respective period. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets’ estimated useful lives. See Note 8 - Supplemental Balance Sheet Information.
Costs associated with internally-developed computer software that are incurred in the preliminary project stage are expensed as incurred. During the development stage and once the project has reached technological feasibility, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software costs are included in property and equipment, net in the accompanying Consolidated Balance Sheets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years, and amortization is included in cost of revenue or selling, general, and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income based on the software’s end use. Replacements and major improvements are capitalized, while maintenance and repairs are expensed as incurred. Some of the more significant estimates and assumptions inherent in this process involve determining the stages of the software development project, the direct costs to capitalize and the estimated useful life of the capitalized software. The Company capitalized costs related to internally-developed software of $70.5 million and $73.4 million during the years ended June 30, 2025 and 2024, respectively.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by the Company in performing this assessment include current and projected operating results, trends, and prospects, the manner in which the asset or asset group is used, and the effects of obsolescence, demand, competition, and other economic factors.
Intangible Assets
Definite-lived intangible assets consist primarily of member relationships, technology, customer relationships, trade names, and non-compete agreements and are amortized on a straight-line basis over their estimated useful lives. See Note 9 - Goodwill and Intangible Assets.
The Company reviews the carrying value of definite-lived intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization on the measurement date. The factors considered by the Company in performing this assessment include current and projected operating results, trends, and prospects, the manner in which the definite-lived intangible asset is used, and the effects of obsolescence, demand, competition, and other economic factors.

Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company performs its annual goodwill impairment testing as of the first day of the last fiscal quarter of its fiscal year unless impairment indicators are present which could require an interim impairment test.
Under accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. This qualitative assessment requires an evaluation of any excess of fair value over the carrying value for a reporting unit and significant judgment regarding potential changes in valuation inputs, including a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates, and changes in terminal growth rate assumptions. If it is determined that an impairment is more likely than not to exist, then the Company is required to perform a quantitative assessment to determine whether or not goodwill is impaired and to measure the amount of goodwill impairment, if any.
A goodwill impairment charge is recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. The Company determines the fair value of a reporting unit using a discounted cash flow analysis as well as market-based approaches. Significant assumptions utilized in determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, revenue growth rates (including perpetual growth rates), EBITDA margin percentages, and the amount and timing of expected future cash flows of the reporting unit’s business. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Based on a qualitative analysis performed at December 31, 2024, the Company determined impairment indicators were present and the carrying value of the Informatics and Technology Services (“ITS”) reporting unit more likely than not exceeded their fair value. The Company performed a quantitative assessment on the ITS reporting unit which resulted in $126.8 million in goodwill impairment losses (see Note 9 - Goodwill and Intangible Assets).
The Company’s most recent annual impairment testing as of April 1, 2025 consisted of quantitative assessments over the ITS and Premier Performance Partners (“PPP”) reporting units’ goodwill balances of $430.0 million and $30.7 million, respectively. As a result of the quantitative analysis performed on the ITS and PPP reporting units, the Company determined that the fair values of the ITS and PPP reporting units exceeded their carrying values and, therefore, goodwill is not impaired. For the remaining units, the Company elected to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. Based on the qualitative analysis performed, the Company determined that the remaining reporting units did not have indications that impairment was more likely than not to have occurred.
Treasury Stock and Share Retirement
Treasury stock purchases are recorded at cost. As the Company retires treasury shares acquired through share repurchases, the Company returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to retained earnings.
Contract Costs
Contract costs represent amounts the Company has capitalized and reflect the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs related to implementing SaaS informatics tools. For commissions on new contracts, these costs are amortized over the life of the expected relationship with the customer for the respective performance obligation. For renewals, commissions are amortized over the contract life with the customer. Implementation costs are amortized on a straight-line basis, once the tool is implemented, over the life of the expected relationship with the customer for the respective performance obligation, which is consistent with the transfer of services to the customer to which the implementation relates. The Company’s contract costs are included in other assets in the Consolidated Balance Sheets. The associated amortization related to sales commissions and implementation costs is included in selling, general, and administrative expenses and cost of revenue, respectively, in the Consolidated Statements of Income and Comprehensive Income.
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
Liability Related to the Sale of Future Revenues
The Company accounts for the sale of future revenues as a liability with both current and non-current portions. In order to determine the timing of the reduction in debt associated with the sale of future revenues, the Company estimates the total future revenues expected to be remitted to the purchaser. The Company recognizes interest expense based on an estimated effective annual interest rate. The Company determines the effective interest rate based on recognized and expected future revenue and maintains a consistent interest rate throughout the life of the agreement. This estimate contains significant assumptions that impact both the amount of debt and the interest expense recorded over the life of the agreement. To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the debt, which will be recorded as a non-cash gain or loss in other income in the Consolidated Statements of Income and Comprehensive Income. See Note 11 - Liability Related to the Sale of Future Revenues.
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
The assets, classified as trading securities, and liabilities of the rabbi trust are recorded at fair value and are accounted for as assets and liabilities of the Company. The assets of the rabbi trust are designated to fund the deferred compensation plan liabilities owed to current and former employees. The deferred compensation plan contains both current and non-current assets. The current portion of the deferred compensation plan assets is comprised of estimated amounts to be paid within one year to departed participants following separation from the Company. The current portion of deferred compensation plan assets, $18.8 million and $6.8 million at June 30, 2025 and 2024, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The corresponding current portion of deferred compensation plan liabilities is included in other current liabilities in the accompanying Consolidated Balance Sheets at June 30, 2025 and 2024. The non-current portion of deferred compensation plan assets, $35.1 million and $54.4 million at June 30, 2025 and 2024, respectively, is included in long-term assets in the accompanying Consolidated Balance Sheets. The corresponding non-current portion of deferred compensation plan liabilities is included in long-term liabilities in the accompanying Consolidated Balance Sheets at June 30, 2025 and 2024. Realized and unrealized gains of $4.6 million, $8.8 million, and $5.4 million on plan assets for the years ended June 30, 2025, 2024, and 2023, respectively, are included in other income, net in the accompanying Consolidated Statements of Income and Comprehensive Income. Deferred compensation expense from the change in the corresponding liabilities of $4.6 million, $8.8 million and $5.4 million, respectively, is included in selling, general, and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2025, 2024, and 2023, respectively.

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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term beginning at the commencement date. Operating lease right-of-use assets are adjusted for lease incentives, deferred rent, and initial direct costs, if incurred. The Company’s leases generally do not include an implicit rate; therefore, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of July 1, 2019, the Company’s transition to ASC Topic 842. For subsequent leases entered into after the transition to ASC Topic 842, the Company determined the present value of future minimum lease payments using an incremental borrowing rate based on information available as of the respective lease commencement date. The related lease expense is recognized on a straight-line basis over the lease term.
Revenue Recognition
The Company accounts for a contract with a customer when the contract is approved and the parties are committed to perform their respective obligations, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and consideration is probable of collection.
Revenue is recognized when, or as, control of a promised product or service transfers to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company’s contracts may include terms that could cause variability in the transaction price, including, for example, revenue share, rebates, discounts, and variable fees based on performance.
The Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management to make complex, difficult, or subjective judgments and to make estimates about the effect of matters that are inherently uncertain. As such, the Company may not be able to reliably estimate variable fees based on performance in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the Company’s experience with similar types of contracts is limited. Estimates of variable consideration and the determination of whether to include estimated amounts of consideration in the transaction price are based on information (historical, current, and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction, and the specific facts and circumstances of each arrangement. Additionally, management performs periodic analyses to verify the accuracy of estimates for variable consideration.
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
Generally, the Company records a revenue share to members equal to a percentage of gross administrative fees, which is estimated according to the members’ contractual agreements with the Company using a portfolio approach based on historical revenue share percentages and adjusted for current or anticipated trends. Revenue share is recognized as a reduction to gross administrative fees revenue to arrive at a net administrative fees revenue, and the corresponding revenue share liability is included in revenue share obligations in the accompanying Consolidated Balance Sheets.
Software Licenses, and Other Services and Support Revenue
The Company generates software licenses, and other services and support revenue through Supply Chain Services and Performance Services.
Within Supply Chain Services, revenue is generated through the GPO, supply chain co-management, and procure-to-pay business.
GPO.    GPO revenue generating activities include revenue from technology solutions and from additional services provided to suppliers.
Supply Chain Co-Management.    Supply chain co-management activities generate revenue in the form of a service fee for services performed under the supply chain management contracts. Service fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed.
Procure-to-Pay.    Revenue for the procure-to-pay business primarily consists of fees from healthcare suppliers and providers as well as members and other customers. For fixed fee contracts, revenue is recognized in the period in which the services have been provided. For variable rate contracts, revenue is recognized as customers are invoiced after services have been provided.
Performance Services revenue consists of revenue generated through the Company’s technology and services platform. The main sources of revenue under technology and services platform are (i) subscription agreements to the Company’s SaaS-based clinical intelligence, margin improvement, and value-based care products, (ii) licensing revenue, (iii) professional fees for consulting services, and (iv) other miscellaneous revenue including data licenses, annual subscriptions to the Company’s performance improvement collaboratives, insurance services management fees, and commissions from endorsed commercial insurance programs.
SaaS-based Products Subscriptions:    SaaS-based clinical analytics subscriptions include the right to access the Company’s proprietary hosted technology on a SaaS basis, training and member support to deliver improvements in cost management, margin improvement, quality and safety, value-based care, and provider analytics. SaaS arrangements create a single performance obligation for each subscription within the contract in which the nature of the obligation is a stand-ready obligation, and each day of service meets the criteria for over time recognition. Pricing varies by application and size of healthcare system. Clinical analytics products subscriptions are generally three- to five-year agreements with automatic renewal clauses and annual price escalators that typically do not allow for early termination. These agreements do not allow for physical possession of the software. Subscription fees are typically billed on a monthly basis, and revenue is recognized as a single deliverable on a straight-line basis over the remaining contractual period following implementation. Implementation involves the completion of data preparation services that are unique to each member’s data set in order to access and transfer member data into the Company’s hosted SaaS-based clinical analytics products. Implementation is generally 60 to 240 days following contract execution before the SaaS-based clinical analytics products can be fully utilized by the member.
Software Licenses:    Enterprise analytics licenses include term licenses that generally range from three to ten years and offer clinical analytics products, improvements in cost management, quality and safety, value-based care, and provider analytics. Pricing varies by application and size of healthcare system. Revenue on licensing is recognized upon delivery of the software code, and revenue from hosting and maintenance is recognized ratably over the life of the contract.

Consulting Services:    Consulting services are provided under contracts whose terms vary according to the specific nature of each engagement. These services typically include general consulting, report-based consulting and margin improvement initiatives. Promised services under such consulting engagements are typically not considered distinct and are regularly combined and accounted for as one performance obligation. Fees are billed as stipulated in the contract, and revenue is recognized on a proportional performance method as services are performed or when deliverables are provided. In situations where the contracts have significant contract performance guarantees, the performance guarantees are estimated and accounted for as a form of variable consideration when determining the transaction price. In the event that guaranteed savings levels are not achieved, the Company may have to perform additional services at no additional charge in order to achieve the guaranteed savings or pay the difference between the savings that were guaranteed and the actual achieved savings. Occasionally, the Company’s entitlement to consideration is predicated on the occurrence of an event such as the delivery of a report for which client acceptance is required. However, except for event-driven point-in-time transactions, the majority of services provided within this service line are delivered over time due to the continuous benefit provided to the Company’s customers.
Consulting arrangements can require estimates for the transaction price and estimated number of hours within an engagement. These estimates are based on the expected value which is derived from outcomes from historical contracts that are similar in nature and forecasted amounts based on anticipated savings for the new agreements. The transaction price is generally constrained until the target transaction price becomes more certain.
Other Miscellaneous Revenue:
•Revenue from data licenses which provide customers data from the technology and services platform healthcare database. The revenue from the data deliverables is recognized upon delivery of the data.
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
Multiple Deliverable Arrangements
The Company enters into agreements where the individual deliverables discussed above, such as SaaS subscriptions, term licenses, and consulting services, are bundled into a single service arrangement. These agreements are generally provided over a time period ranging from approximately one to five years after the applicable contract execution date. On occasion, agreements may range up to 10 years. The Company uses judgment in determining the stand-alone selling price (“SSP”) for products and services. Revenue, including both fixed and variable consideration, is allocated to the individual performance obligations within the arrangement based on the SSP. The Company typically establishes a SSP range for products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, the Company applies observable inputs using the value relationship between support and term license and the average economic life of the products.
The Company also enters into agreements that bundle GPO services with technology and consulting services. These agreements typically provide for sharing of administrative fees received from suppliers and rebates paid to members, or net administrative fees, as well as fees from members for their access to or use of technology or consulting services.
The overall estimated transaction price, including net administrative fees and any fees for technology or consulting services, is allocated based on their respective SSP as part of an initial scoping to bifurcate the net administrative fees from the other components in the bundle. The Company uses judgment in determining the SSP for net administrative fees, technology, and services and typically establish a range for each area, which is reassessed on a periodic basis or when facts and circumstances change. Following this scoping allocation, the amount allocated to each component is recognized as revenue as described above.

Cost of Revenue and Operating Expenses
Cost of Revenue
Cost of services and software licenses revenue includes expenses related to employees (including compensation and benefits) and outside consultants who directly provide services related to revenue-generating activities, including consulting services to members and other customers, and implementation services related to SaaS informatics tools and licensed software products along with associated amortization of certain capitalized contract costs. Cost of services and software licenses revenue also includes expenses related to data center capacity costs, third-party product license expenses, and amortization of the cost of internally-developed software.
Operating Expenses
Selling, general, and administrative expenses consist of expenses directly associated with selling and administrative employees, indirect expenses associated with employees that primarily support revenue generating activities (including compensation and benefits) and travel-related expenses, as well as occupancy and other indirect expenses, insurance expenses, professional fees, hosting services, expenses incurred to maintain the Company’s software-related products and services including contractor expenses, and other general overhead expenses. SG&A expenses can also include impairment of goodwill, intangibles, or other long-lived assets.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are reflected in selling, general, and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income and were $6.2 million, $7.8 million, and $7.0 million for the years ended June 30, 2025, 2024, and 2023, respectively.
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
The Company prepares and files tax returns based on interpretations of tax laws and regulations. The Company’s tax returns are subject to examination by various taxing authorities in the normal course of business. Such examinations may result in future tax, interest, and penalty assessments by these taxing authorities.
In determining the Company’s tax expense for financial reporting purposes, the Company establishes a reserve when there are transactions, calculations, and tax filing positions for which the tax determination is uncertain and it is more likely than not that such positions would not be sustained upon examinations.
The Company adjusts its tax reserve estimates periodically based on the changes in facts and circumstances, such as ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations, and interpretations. The consolidated tax expense of any given year includes adjustments to prior year income tax reserves and related estimated interest charges that are considered appropriate. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.
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
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses. ASU 2023-07 is effective for the Company for the fiscal year beginning July 1, 2024. The Company adopted ASU 2023-07 during the fourth quarter of fiscal 2025. The standard did not have a material impact other than enhanced disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which modifies the disclosure or presentation requirements of a variety of topics in the codification. ASU 2023-06 will be effective for the Company on the date of the SEC’s removal of the related guidance from Regulation S-X or Regulation S-K, or for the fiscal year beginning July 1, 2028, at the latest. Early adoption is prohibited. The Company has preliminarily evaluated the new standard and acknowledges the standard will result in enhanced disclosures.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates disclosure requirements primarily through enhanced disclosures about rate reconciliation and income taxes paid. ASU 2023-09 will be effective for the Company for the fiscal year beginning July 1, 2025. The Company has preliminarily evaluated the new standard and acknowledges the standard will result in enhanced disclosures.
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. These amendments are intended to provide more information about types of expenses in commonly presented expense captions. ASU 2024-03 will be effective for the Company for the fiscal year beginning July 1, 2027. Early adoption is permitted. The Company is currently evaluating the new standard and the impact on its consolidated financial statements and related disclosures.
(3) BUSINESS ACQUISITIONS
Acquisition of IllumiCare
On June 13, 2025, the Company, through its wholly owned subsidiary PHSI, acquired 100% of the issued and outstanding capital stock in IllumiCare in a reverse subsidiary merger transaction for a preliminary adjusted purchase price of $47.5 million, net of cash acquired, and subject to certain customary post-closing adjustments. The Company paid $39.8 million with cash on hand, net of cash acquired, of which $4.5 million was placed in escrow to secure primarily certain indemnification obligations of the former IllumiCare owners. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. As of June 30, 2025, the fair value of the earn-out liability was $7.7 million (see Note 6 - Fair Value Measurements), which was included in the adjusted purchase price.
The Company has accounted for the IllumiCare acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The preliminary fair value assigned to intangible assets acquired was $19.7 million, consisting primarily of developed technology. Other assets and liabilities acquired are not material. The IllumiCare acquisition resulted in the preliminary recognition of $28.9 million of goodwill (see Note 9 - Goodwill and Intangible Assets) attributable to the anticipated profitability of IllumiCare, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The IllumiCare acquisition was considered a stock acquisition for income tax purposes.
The initial accounting for the IllumiCare acquisition is preliminarily based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including utilization of a benchmarking approach based on the Company’s prior acquisitions to determine preliminary fair values for identified intangible assets. These estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, principally related to the valuation of the acquired intangible assets, finalizing the measurement of the acquired net working capital, and the associated income tax considerations. As the initial acquisition accounting is based on preliminary assessments, all amounts could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the acquired intangible assets, due to the proximity of the acquisition date to the balance sheet date of June 30, 2025. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and will adjust acquisition accounting accordingly, within the allowable measurement period.
IllumiCare is reported as part of the Performance Services Segment.
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
During the year ended June 30, 2025, the Company recorded a loss on disposal of S2S Global of $53.0 million. The loss was recorded within net (loss) income from discontinued operations, net of tax, in the accompanying Consolidated Statements of Income and Comprehensive Income.
The following table summarizes the major classes of assets and liabilities classified as discontinued operations at June 30, 2025 and June 30, 2024 (in thousands):

	June 30, 2025	June 30, 2024
Assets
Accounts receivable	$—	$25,730
Inventory	—	79,799
Prepaid expenses and other current assets	—	6,893
Deferred income tax assets	—	3,200
Other assets	—	4,040
Current assets of discontinued operations	$—	$119,662

Liabilities
Accounts payable	$—	$37,750
Accrued expenses	14	7,003
Accrued compensation and benefits	82	971
Current liabilities of discontinued operations	$96	$45,724

The following table summarizes the major components of net (loss) income from discontinued operations for the years ended June 30, 2025, 2024 and 2023 (in thousands):

	Year Ended June 30,
	2025	2024	2023
Net revenue	$50,485	$210,352	$240,758
Cost of revenue	46,055	189,464	221,719
Gross profit	4,430	20,888	19,039
Operating expenses:
Selling, general, and administrative	7,671	19,314	20,537
Amortization of purchased intangible assets	—	248	541
Operating expenses	7,671	19,562	21,078
Operating (loss) income from discontinued operations	(3,241)	1,326	(2,039)
Other (expense) income	(53,156)	1,943	177
Net (loss) income from discontinued operations before income taxes	(56,397)	3,269	(1,862)
Income tax (benefit) expense	(14,496)	769	(972)
Net (loss) income from discontinued operations, net of tax, attributable to stockholders	$(41,901)	$2,500	$(890)
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

	Carrying Value		Equity in Net Income (Loss)
	June 30,		Year Ended June 30,
	2025	2024	2025	2024	2023
FFF	$136,080	$136,080	$—	$—	$8,571
Prestige	53,134	14,850	8,141	640	921
Exela	33,986	32,259	1,727	(646)	5,172
Qventus	16,000	16,000	—	—	—
Other investments	23,421	29,373	2,104	(289)	1,404
Total investments	$262,621	$228,562	$11,972	$(295)	$16,068
The Company, through its indirect, wholly owned subsidiary Premier Supply Chain Improvement, LLC. (“PSCI”), held a 49% interest in FFF Enterprises, Inc. (“FFF”) through its ownership of stock of FFF at June 30, 2025 and 2024. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement and as of the date of the amendment, the Company accounted for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value (refer to the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the “2023 Annual Report,” for additional information and details regarding the March 2023 amendment). The Company accounts for its investment in FFF as part of the Supply Chain Services segment.
The Company holds ownership interest in Prestige through its wholly owned subsidiary, PSCI, and through the Company’s consolidated subsidiary, PRAM. At June 30, 2025, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest received as consideration in the S2S Divestiture (see Note 1 - Organization and Basis of Presentation) as well as its indirect ownership interest through PRAM (discussed below). The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through its consolidated subsidiary, PRAM, held an approximate 16% interest in Prestige through PRAM’s ownership of Prestige limited partnership units at June 30, 2025. Prior to the S2S Divestiture, which resulted in dilution to PRAM’s ownership interest in Prestige, PRAM held an approximate 20% interest in Prestige. At June 30, 2025 and 2024, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.

The Company, through its consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at June 30, 2025 and 2024. At June 30, 2025 and 2024, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investments in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company, through PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at June 30, 2025 and 2024. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any unconsolidated subsidiaries are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (unconsolidated subsidiaries in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of unconsolidated subsidiaries in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X. For the years ended June 30, 2025, 2024, and 2023, none of the Company’s unconsolidated investments were considered significant subsidiaries.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company's financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Deferred compensation plan assets	$53,850	$53,850	$—	$—
Total assets	53,850	53,850	—	—

Earn-out liabilities	7,706	—	—	7,706
Total liabilities	$7,706	$—	$—	$7,706

June 30, 2024
Deferred compensation plan assets	$61,198	$61,198	$—	$—
Total assets	61,198	61,198	—	—

Earn-out liabilities	28,549	—	—	28,549
Total liabilities	$28,549	$—	$—	$28,549
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($18.8 million and $6.8 million at June 30, 2025 and 2024, respectively) was included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
FFF Put and Call Rights
On July 29, 2021, the FFF shareholders’ agreement was amended resulting in the termination of the FFF Put Right and the derecognition of the FFF Put Right liability.

In the event of a Key Man Event (generally defined in the shareholders’ agreement as the resignation, termination for cause, death or disability of the majority shareholder), the Company has a call right that requires the majority shareholder to sell its remaining interest in FFF to the Company, and is exercisable at any time within 180 calendar days after the date of a Key Man Event (the “Call Right,” together with the FFF Put Right, the “Put and Call Rights”). As of June 30, 2025 and 2024, the Call Right had zero value. In the event that either of these rights are exercised, the purchase price for the additional interest in FFF will be at a per share price equal to the earnings before interest, taxes, depreciation, and amortization (“FFF EBITDA”) over the twelve calendar months prior to the purchase date multiplied by a market adjusted multiple, adjusted for any outstanding debt and cash and cash equivalents, divided by the number of shares of FFF common stock then outstanding (“Equity Value per Share”).
Earn-out liabilities
Earn-out liabilities have been established in connection with certain acquisitions, including the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020 as well as the IllumiCare acquisition in June 2025. The earn-out liability related to the Acurity and Nexera asset acquisition was based upon the Company’s achievement of a range of member renewals on terms agreed to by the Company and Greater New York Hospital Association based on prevailing market conditions in December 2023. Earn-out liabilities are classified as Level 3 of the fair value hierarchy. The earn-out liability values for the IllumiCare acquisition were determined based on projected results during the earn-out period.
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
A reconciliation of the Company’s Level 3 earn-out liabilities is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Beginning balance	$28,549	$26,603	$22,789
(Settlements) purchases (a)	(19,294)	(1,375)	1,460
(Gains) losses (b)	(1,549)	3,321	2,354
Ending balance	$7,706	$28,549	$26,603
_________________________________
(a)Settlements for the years ended June 30, 2025 and 2024 represent payments on earn-out liabilities. Purchases for the year ended June 30, 2025 represent the earn-out associated with the IllumiCare acquisition. Purchases for the year ended June 30, 2023 include an earn-out which had not been earned or paid as of June 30, 2023.
(b)Gains on level 3 liability balances will decrease the liability ending balance and losses on level 3 liability balances will increase the liability ending balance. (Gains) losses on earn-out liabilities are included in selling, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.
Non-Recurring Fair Value Measurements
As a result of the August 2020 Restructuring, the Company recorded non-interest bearing notes payable to former limited partners during the first quarter of fiscal year 2021. Although these notes are non-interest bearing, they include a Level 2 input associated with an implied fixed annual interest rate of 1.8% (see Note 10 - Debt and Notes Payable). At June 30, 2025, these notes payable to former limited partners were fully paid.
During the year ended June 30, 2025, in conjunction with the Company’s assessment to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts, the Company recorded a pre-tax impairment charge in selling, general, and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income related to the ITS reporting unit. The impairment related to goodwill (see Note 9 - Goodwill and Intangible Assets).

Financial Instruments for Which Fair Value is Only Disclosed
At June 30, 2025, the Company had no other non-interest bearing notes payable. At June 30, 2024, the fair values of non-interest bearing notes payable, classified as Level 2, were equal to their carrying value based on an assumed market interest rate of 1.6%.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 10 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Contract Assets, Deferred Revenue, and Revenue Share Obligations
The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets (unbilled receivables), and deferred revenue on the Consolidated Balance Sheets. Contract assets decreased by $17.6 million during the year ended June 30, 2025 primarily due to invoices issued for margin improvement services relating to certain Performance Services contracts where revenue was recognized ahead of invoicing and the timing of cash received from contracted suppliers based on members’ purchases, partially offset by revenue recognition from licensing contracts. The revenue recognition from licensing contracts represents performance obligations that have been satisfied prior to customer invoicing offset by the timing of invoicing related to the licensing contracts. Revenue share obligations increased by $54.5 million during the year ended June 30, 2025 compared to the year ended June 30, 2024 primarily driven by higher average revenue fee share percentage in the underlying revenue share arrangements.
Revenue recognized during the year ended June 30, 2025 that was included in the opening balance of deferred revenue at June 30, 2024 was $16.5 million, which is a result of satisfying performance obligations primarily within the Performance Services segment.
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
Net revenue of $3.6 million was recognized during the year ended June 30, 2025 from performance obligations that were satisfied or partially satisfied on or before June 30, 2024. The net revenue recognized was driven by an increase of $8.0 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period, partially offset by a decrease of $4.4 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $751.1 million. The Company expects to recognize 35% of the remaining performance obligations over the next twelve months, an additional 23% over the following twelve months and an additional 33% over the following 36 months, with the remainder recognized thereafter.
Contract Costs
The Company capitalizes the incremental costs of obtaining and fulfilling a contract, which include sales commissions and costs associated with implementing SaaS informatics tools. At June 30, 2025, the Company had $25.8 million in capitalized contract costs, including $16.3 million related to sales commissions and $9.5 million related to implementation costs. The Company recognized $11.6 million of related amortization expense for the year ended June 30, 2025.
At June 30, 2024, the Company had $25.5 million in capitalized contract costs, including $16.1 million related to sales commissions and $9.4 million related to implementation costs. The Company recognized $11.0 million of related amortization expense for the year ended June 30, 2024.
(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable, Net
Trade accounts receivable consisted of amounts due for services and products from hospital and healthcare members, distributors, and other customers.
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2025	2024
Trade accounts receivable	$104,810	$101,709
Other	621	648
Total accounts receivable	105,431	102,357
Allowance for credit losses	(6,339)	(1,392)
Accounts receivable, net	$99,092	$100,965
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful life	2025	2024
Capitalized software	2-5 years	$928,036	$856,730
Computer hardware	3-5 years	67,204	64,761
Furniture and other equipment	5 years	7,062	7,061
Leasehold improvements	Lesser of estimated useful life or term of lease	19,222	19,222
Total property and equipment		1,021,524	947,774
Accumulated depreciation and amortization		(820,043)	(742,063)
Property and equipment, net		$201,481	$205,711
Depreciation and amortization expense related to property and equipment was $79.4 million, $81.7 million, and $85.7 million for the years ended June 30, 2025, 2024, and 2023, respectively. Unamortized capitalized software costs were $180.6 million and $178.6 million at June 30, 2025 and 2024, respectively.
During the years ended June 30, 2025 and June 30, 2024, the Company incurred impairments of long-lived assets of $2.8 million and $9.8 million, respectively, related to the Contigo Health reporting unit as the carrying value of the assets was not recoverable. The Company did not incur a material loss on disposal or impairment of long-lived assets during the year ended June 30, 2023.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2025	2024
Contract assets, less current portion	$58,527	$59,025
Capitalized contract costs	25,767	25,506
Other (a)	11,211	14,218
Total other long-term assets	$95,505	$98,749
_________________________________
(a)Includes deferred loan costs, net of $1.9 million and $2.7 million as of June 30, 2025 and 2024, respectively.
Contract costs include capitalized sales commissions and implementation costs. See Note 7 - Contract Balances for further information.
The Company recorded amortization expense on deferred loan costs of $0.8 million, $0.8 million, and $0.7 million the years ended June 30, 2025, 2024, and 2023, respectively. Amortization expense on deferred loan costs was recognized based on the straight-line method, which approximates the effective interest method, and was included in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2025	2024
Reserve for uncertain tax positions	$19,202	$23,225
Earn-out liability, less current portion	7,706	—
Other	1,153	4,415
Total other long-term liabilities	$28,061	$27,640
Earn-out liabilities were established in connection with the IllumiCare acquisition. See Note 6 - Fair Value Measurements for further information.
(9) GOODWILL AND INTANGIBLE ASSETS
Beginning in fiscal year 2025, the digital invoicing and payables automation business is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal year 2024 financial measures are presented with the digital invoicing and payables automation business as a component of Supply Chain Services.
Fiscal Year 2025 Impairment
In connection with the preparation of its quarterly financial statements during the second quarter of fiscal year 2025, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of any of its reporting units were below their carrying amounts. Triggering events during the second quarter of fiscal year 2025 related to a reduction in short-term financial projections and a higher discount rate led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the ITS reporting unit would be below its carrying value at December 31, 2024. The fair value of the reporting unit was computed using reasonable valuation methodologies, the most significant of which being the discounted cash flow analysis. The discounted cash flow model uses 9.5 years of forecasted cash flows plus a terminal value based on capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow model include, but are not limited to, Level 3 inputs such as a discount rate utilizing a weighted average cost of capital, revenue growth rates (including perpetual growth rate), EBITDA margin percentages and debt-free net cash flows of the reporting unit’s business. These assumptions were developed in consideration of current market conditions and future expectations, which include, but were not limited to, new product offerings, market demand and impacts from competition. As a result, during the second quarter of fiscal year 2025, the Company recorded a pre-tax goodwill impairment charge of $126.8 million related to the ITS reporting unit recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.
Fiscal Year 2024 Impairment
During the year ended June 30, 2024, the Company recorded impairment charges related to the Contigo Health reporting unit in the accompanying Consolidated Statements of Income and Comprehensive Income. The pre-tax impairment charges comprised of $16.5 million for goodwill, $96.1 million for the provider network, $11.9 million for customer relationships, $0.6 million for technology, $0.3 million for non-compete agreements, and $4.6 million for other intangible assets. At June 30, 2024, the Contigo Health reporting unit’s goodwill and intangible assets were fully impaired.
Fiscal Year 2023 Impairment
During the year ended June 30, 2023, the Company recorded pre-tax goodwill impairment charges of $54.4 million related to the Contigo Health reporting unit in the accompanying Consolidated Statements of Income and Comprehensive Income.
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2024	$408,309	$587,543	$995,852
Acquisition of IllumiCare	—	28,860	28,860
Impairment of ITS	—	(126,818)	(126,818)
June 30, 2025	$408,309	$489,585	$897,894
Goodwill decreased due to the current year impairment, partially offset by the IllumiCare acquisition (see Note 3 - Business Acquisitions). Goodwill recorded as part of the IllumiCare acquisition was included in the ITS reporting unit at June 30, 2025.
At June 30, 2025, the Company had accumulated impairment losses to goodwill at Performance Services of $197.7 million. At June 30, 2024, the Company had accumulated impairment losses to goodwill at Performance Services of $70.9 million.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		June 30, 2025			June 30, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(189,068)	$197,032	$386,100	$(162,910)	$223,190
Technology	6.0 years	117,017	(79,268)	37,749	98,517	(73,441)	25,076
Customer relationships	9.1 years	42,430	(33,357)	9,073	41,430	(31,612)	9,818
Trade names	6.7 years	18,620	(15,594)	3,026	18,420	(13,574)	4,846
Non-compete agreements	5.2 years	17,315	(14,148)	3,167	17,315	(12,063)	5,252
Other	5.1 years	1,810	(1,087)	723	1,810	(733)	1,077
Total		$583,292	$(332,522)	$250,770	$563,592	$(294,333)	$269,259

The net carrying value of intangible assets by segment was as follows (in thousands):

	June 30,
	2025	2024
Supply Chain Services	$223,745	$258,480
Performance Services	27,025	10,779
Total intangible assets, net	$250,770	$269,259

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2026	$39,988
2027	37,136
2028	33,524
2029	31,530
2030	30,538
Thereafter	78,054
Total amortization expense	$250,770
(10) DEBT AND NOTES PAYABLE
Long-term debt and notes payable consisted of the following (in thousands):

	June 30,
	2025	2024
Credit Facility	$280,000	$—
Notes payable to members, net of discount	—	101,523
Other notes payable	—	1,008
Total debt and notes payable	$280,000	$102,531
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
At the Company’s option, committed loans under the Credit Facility may be in the form of secured overnight financing rate loans (“SOFR Loans”) or base rate loans. SOFR Loans bear interest at Term SOFR plus an adjustment of 0.100% (“Adjusted Term SOFR”) plus the Applicable Rate (defined as a margin based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility)). Base rate loans bear interest at the Base Rate (defined as the highest of the prime rate announced by the administrative agent, the federal funds effective rate plus 0.500%, the one-month Adjusted Term SOFR plus 1.000% and 0.000%), plus the Applicable Rate. The Applicable Rate ranges from 1.250% to 1.750% for SOFR Loans and 0.250% to 0.750% for base rate loans. At June 30, 2025, the interest rates for SOFR Loans and base rate loans were 5.672% and 7.750%, respectively. Co-Borrowers are required to pay a commitment fee ranging from 0.125% to 0.225% per annum on the actual daily unused amount of commitments under the Credit Facility. At June 30, 2025, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.672% and the commitment fee was 0.125%.
The Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants, including, among others, limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, and investments. The Company was in compliance with all such covenants at June 30, 2025. The Credit Facility also contains customary events of default, including cross-defaults of any indebtedness or guarantees in excess of $75.0 million. If any event of default occurs and is continuing, the administrative agent under the Credit Facility may, with the consent, or shall, at the request of a majority of the lenders under the Credit Facility, terminate the commitments and declare all of the amounts owed under the Credit Facility to be immediately due and payable.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of Common Stock pursuant to any then-existing stock repurchase programs, dividend payments, if and when declared, and other general corporate activities. For the year ended June 30, 2025, the Company had $435.0 million new borrowings and repaid $155.0 million of outstanding borrowings under the Credit Facility. The Company had $280.0 million outstanding borrowings under the Credit Facility at June 30, 2025 with $715.0 million of available borrowing capacity after reductions for outstanding letters of credit. In July 2025, the Company repaid $90.0 million of outstanding borrowings under the Credit Facility.
During the years ended June 30, 2025 and 2024, interest expense on borrowings under the Credit Facility was $7.7 million and $2.5 million, respectively.
Notes Payable
Notes Payable to Former Limited Partners
At June 30, 2025, the Company had fully paid the notes payable to former limited partners, (“LP”). At June 30, 2024, the Company had $101.5 million of notes payable to former LPs, net of discounts on notes payable of $1.2 million, all of which was recorded to current portion of notes payable to former LPs in the accompanying Consolidated Balance Sheets. The notes payable to former LPs were issued in connection with the early termination of the TRA as part of the August 2020 Restructuring. Although the notes payable to former LPs were non-interest bearing, pursuant to GAAP requirements, they were recorded net of imputed interest at a fixed annual rate of 1.8%. During the year ended June 30, 2025, the Company paid $102.7 million to members including imputed interest of $1.2 million. During the year ended June 30, 2024, the Company paid $102.7 million to members including imputed interest of $3.0 million.
Other
At June 30, 2025, the Company had no other notes payable. At June 30, 2024, the Company had $1.0 million in other notes payable which were included in current portion of long-term debt in the accompanying Consolidated Balance Sheets. The Company had no future minimum principal payments.
(11) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
On July 25, 2023, the Company sold substantially all of its non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million. For a period of at least 10 years following the closing, the non-healthcare GPO members will continue to be able to make purchases through the Company’s group purchasing contracts. See Note 16 - Income Taxes for further income tax considerations on cash proceeds received as of June 30, 2025.
Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements. The Company and OMNIA also entered into a 10 year channel partnership agreement (the “Channel Agreement”) pursuant to which the Company remits the associated net cash flows generated from administrative fees from purchasing on supplier contracts. Additionally, the Company has the right to retain royalty fees over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements.

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

Changes to several factors that could materially affect the amount and timing of payments to OMNIA could result in an increase or decrease to expected future revenue and interest expense related to the sale of future revenue. Such factors include, but are not limited to, retention by OMNIA of the non-healthcare GPO members, growing the existing portfolio of non-healthcare members, and general competition of GPOs.
To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Consolidated Statements of Income and Comprehensive Income. For the years ended June 30, 2025 and 2024, the Company did not record cumulative adjustments to the carrying amount of the liability.
At June 30, 2025, the Company had $640.4 million of debt related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $49.7 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Consolidated Balance Sheets. For the year ended June 30, 2025, the Company recorded $62.5 million in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $17.0 million in interest expense related to the sale of future revenues in interest expense, net in the Consolidated Statements of Income and Comprehensive Income.
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
The following table shows the activity of the liability related to the sale of future revenues was as follows (in thousands):

June 30, 2025
Beginning balance as of June 30, 2024	$651,221
Proceeds from final cash payment received in July 2024	42,325
Imputed interest expense	16,967
Principal and interest payments, net of royalty fees retained	(70,074)
Ending balance as of June 30, 2025	$640,439

(12) STOCKHOLDERS' EQUITY
As of June 30, 2025, there were 82,544,385 shares of the Company’s Class A common stock (“Common Stock”), par value $0.01 per share, outstanding.
In February 2024, the Company announced that its Board of Directors approved a share repurchase authorization for up to $1.0 billion of its Common Stock (the “Share Repurchase Authorization”) and entered into entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the share repurchase authorization to repurchase an aggregate of $400.0 million of shares of the Company’s Common Stock, excluding fees and expenses. Under the terms of the ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of 15.0 million shares of the Company’s Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the 2024 ASR Agreement, the Company received an additional approximately 4.8 million shares of Common Stock. In total, the Company repurchased approximately 19.9 million shares of Common Stock under the 2024 ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of the Common Stock during the term of the 2024 ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Consolidated Balance Sheet.
In August 2024, the Company announced its Board of Directors approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. The Company completed this repurchase program on January 6, 2025, repurchasing an aggregate of approximately 9.5 million shares of Common Stock at an average price of $21.00 per share in open market transactions for a total purchase price of $200.0 million. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Company’s Consolidated Balance Sheets.
On February 18, 2025, the Company announced its Board of Directors approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) for an aggregate repurchase of

$200.0 million of Common Stock pursuant to the Share Repurchase Authorization excluding fees and expenses. Under the terms of the 2025 ASR Agreements, the Company made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, received from JPMorgan initial deliveries of approximately 9.0 million shares, or $160.0 million, of Common Stock at $17.77 per share. On August 18, 2025, as final settlement of the share repurchase transactions under the 2025 ASR Agreements, the Company received from JPMorgan approximately 0.5 million shares of the Company’s Common Stock. In total the Company repurchased approximately 9.5 million shares of the Company’s Common Stock under the 2025 ASR Agreements at $21.07 per share, which represents the volume-weighted average share price of the Common Stock during the terms of the 2025 ASR Agreements, less a discount.
The initial deliveries of shares pursuant to the 2025 ASR Agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 2025 ASR Agreements were accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were recorded in treasury stock and the unsettled portions of the 2025 ASR Agreements were recorded in additional paid-in capital, in the Company’s Consolidated Balance Sheet. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument. The final settlement of shares delivered were recorded in treasury stock and immediately the 2025 ASR Agreements’ initial deliveries of shares and final settlement of shares were retired and recorded to retained earnings in the Company’s Consolidated Balance Sheets.
The Share Repurchase Authorization expired on June 30, 2025.
Holders of Common Stock are entitled to (i) one vote for each share held of record on all matters submitted to a vote of stockholders, (ii) receive dividends, when and if declared by the Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and subject to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class of series of stock having a preference over or the right to participate with the Common Stock with respect to the payment of dividends or other distributions, and (iii) receive pro rata, based on the number of shares of Common Stock held, the remaining assets available for distribution upon the dissolution or liquidation of Premier, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any.
The Company paid quarterly cash dividends of $0.21 per share on outstanding shares of Common Stock to stockholders on or about September 15, 2024, December 15, 2024, March 15, 2025, and June 15, 2025. On August 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on September 15, 2025 to stockholders of record on September 1, 2025.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$62,170	$117,044	$175,916
Net (loss) income from discontinued operations attributable to stockholders	(41,901)	2,500	(890)
Net income attributable to stockholders	$20,269	$119,544	$175,026

Denominator for earnings per share:
Basic weighted average shares outstanding (b)	91,228	113,791	118,767
Effect of dilutive securities: (c)
Stock options	—	—	81
Restricted stock	607	553	524
Performance share awards	82	64	517
Diluted weighted average shares outstanding	91,917	114,408	119,889

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.68	$1.03	$1.48
Basic (loss) earnings per share from discontinued operations	(0.46)	0.02	(0.01)
Basic earnings per share attributable to stockholders	$0.22	$1.05	$1.47

Diluted earnings per share from continuing operations	$0.68	$1.02	$1.47
Diluted (loss) earnings per share from discontinued operations	(0.46)	0.02	(0.01)
Diluted earnings per share attributable to stockholders	$0.22	$1.04	$1.46
_________________________________
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Net income from continuing operations	$72,734	$104,219	$175,777
Net (income) loss from continuing operations attributable to non-controlling interest	(10,564)	12,825	139
Net income from continuing operations attributable to stockholders	$62,170	$117,044	$175,916
(b)Weighted average number of common shares used for basic earnings per share excludes the impact of all potentially issuable dilutive shares of Common Stock for the years ended June 30, 2025, 2024 and 2023.
(c)For the year ended June 30, 2025, the effect of 0.9 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect and the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2024, the effect of 1.1 million stock options and restricted stock units was excluded from diluted weighted average shares outstanding as it had an anti-dilutive effect and the effect of 0.2 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
For the year ended June 30, 2023, the effect of 0.4 million stock options and restricted stock units were excluded from diluted weighted average shares outstanding as they had an anti-dilutive effect and the effect of 0.3 million performance share awards was excluded from diluted weighted average shares outstanding as the awards had not satisfied the applicable performance criteria at the end of the period.
(14) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in which they occur. For the years ended June 30, 2025, 2024 and 2023, the associated deferred tax benefit was calculated at rates of 25% which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 16 - Income Taxes for further information.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Pre-tax stock-based compensation expense	$23,154	$23,290	$13,734
Deferred tax benefit (a)	3,874	4,991	3,174
Total stock-based compensation expense, net of tax	$19,280	$18,299	$10,560
_________________________________
(a)For the years ended June 30, 2025, 2024 and 2023, the deferred tax benefit was reduced by $2.0 million, $0.9 million, and $0.3 million, respectively, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
Premier 2013 Equity Incentive Plan
The Premier 2013 Equity Incentive Plan, as amended and restated (and including any further amendments thereto, the “2013 Equity Incentive Plan”) provided for grants of up to 14.8 million shares of the Company’s Common Stock, all of which were eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or performance share awards. On September 24, 2023, the 2013 Equity Incentive Plan expired; no new grants are issuable under the 2013 Equity Incentive Plan after that date.
Premier 2023 Equity Incentive Plan
The Premier 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) provides for grants of up to 6.0 million shares of the Company’s Common Stock, all of which are eligible to be issued as non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, or performance share awards. As of June 30, 2025, there were approximately 3.9 million shares available for grant under the 2023 Equity Incentive Plan.
The following table includes information related to restricted stock, performance share awards, and stock options for the year ended June 30, 2025:

	Restricted Stock		Performance Share Awards		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2024	2,201,729	$28.23	1,578,203	$28.14	443,580	$33.17
Granted	1,253,429	20.88	286,314	19.95	—	—
Vested/exercised	(1,061,942)	30.32	—	—	—	—
Forfeited	(285,075)	23.28	(231,273)	19.82	(158,785)	32.45
Outstanding at June 30, 2025	2,108,141	$23.48	1,633,244	$19.70	284,795	$33.57

Stock options outstanding and exercisable at June 30, 2025					284,795	$33.57
The weighted average fair value at grant date of restricted stock granted for the years ended June 30, 2025, 2024 and 2023 was $20.88, $21.61, and $31.20, respectively. The total fair value of restricted stock vested for the years ended June 30, 2025, 2024 and 2023 was $32.2 million, $17.7 million and $9.4 million, respectively.
The weighted average fair value at grant date of performance share awards granted for the years ended June 30, 2025, 2024 and 2023 was $19.95, $18.70, and $35.34, respectively. There were no performance share awards vested during the year ended June 30, 2025. The total fair value of performance share awards vested for the years ended June 30, 2024 and 2023 was $13.4 million and $30.1 million, respectively.
There were no stock options granted for the years ended June 30, 2025, 2024 and 2023. There were no stock options exercised during the years ended June 30, 2025 and 2024. The total fair value of stock options exercised for the year ended June 30, 2023 was $11.7 million.
Restricted stock units issued prior to June 1, 2023 generally vest in full at the end of a three-year period for employees and a one-year period for directors. Beginning June 1, 2023, restricted stock units issued to employees generally vest in equal annual installments over a three-year period.

Performance share awards vest based on performance goals established for a specified performance period. Final achievement against goals is determined after the end of the full performance period depending on whether and to what extent performance goals are met, subject to a cap on above-target performance payouts. All of the Company’s outstanding performance share awards were issued based on three fiscal year performance periods, with the shares vesting at the end of each fiscal year, though not earned until after the end of those periods. However, the outstanding awards vary on whether vesting is based on separate goals for each of the fiscal years within the three fiscal year performance period or aggregate goals for the entire three fiscal year performance period. The Company accounts for achievement and expected payouts on an annual basis, but shares under the awards are not earned and paid out until a final determination after the end of the three fiscal year performance period, and entitlement is generally conditioned on continuing employment.
All stock options were granted under the 2013 Equity Plan and vested in equal annual installments over a three-year period. As of June 30, 2025, all stock options were fully vested. Stock options have a term of 10 years from the date of grant. Vested stock options will generally expire on the earlier of the scheduled expiration date and 12 months after an employee’s termination with the Company; however, in certain termination circumstances, vested stock options will expire on the earlier of the scheduled expiration date and 90 days after an employee’s termination with the Company.
Unrecognized stock-based compensation expense at June 30, 2025 was as follows (in thousands):

	Unrecognized Stock-Based Compensation Expense	Weighted Average Amortization Period
Restricted stock	$28,192	1.8 years
Performance share awards	14,227	1.8 years
Total unrecognized stock-based compensation expense	$42,419	1.8 years
At June 30, 2025, there was no unrecognized stock-based compensation expense for outstanding stock options. There were no stock options exercised during the year ended June 30, 2025, and the stock options outstanding and exercisable at June 30, 2025 had zero aggregate intrinsic value.
During the year ended June 30, 2025, the Company modified the performance goals for performance share awards that were granted in fiscal years 2023 and 2024 held by approximately 300 employees, excluding certain senior executives, which for financial accounting purposes resulted in the termination of historical grants and reissuance under modified terms. Total incremental compensation costs resulting from these modifications is expected to be approximately $7.8 million.
(15) POST-RETIREMENT BENEFITS
The Company maintains a defined contribution 401(k) retirement savings plan which covers employees who meet certain age and service requirements. This plan allows for employee contributions of up to 30% and matching employer contributions of up to 4% of the total contributions, not to exceed certain limits. The Company’s 401(k) expense related to such matching of employee contributions was $13.6 million, $13.3 million, and $12.8 million for the years ended June 30, 2025, 2024, and 2023, respectively.
The Company also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit employee deferrals in excess of certain tax limits and provides for discretionary employer contributions in excess of certain tax limits.

(16) INCOME TAXES
Significant components of consolidated income tax expense on continuing operations were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$(1,258)	$131,548	$673
State	(503)	34,030	3,016
Total current tax (benefit) expense	(1,761)	165,578	3,689
Deferred:
Federal	24,290	(104,194)	55,137
State	2,785	(19,082)	17,257
Total deferred tax expense (benefit)	27,076	(123,276)	72,394
Total income tax expense	$25,315	$42,302	$76,083
Reconciliations between the Company’s income tax expense and taxes computed at the federal statutory tax rate of 21.0% for fiscal years ended June 30, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Tax at federal statutory rate	$20,682	$32,005	$51,658
Partnership (income) loss not subject to tax	(2,481)	3,297	47
State taxes (net of federal benefit)	4,020	7,084	11,212
Remeasurement adjustments and other permanent items	9,755	3,110	4,628
Change in valuation allowance	(3,849)	771	52
Deferred tax remeasurement	359	(319)	7,720
Uncertain tax position	(1,495)	310	1,092
Research and development credit	(3,743)	(4,549)	(2,343)
Other	2,067	593	2,017
Total income tax expense	$25,315	$42,302	$76,083
Effective tax rate	25.7%	28.9%	30.2%
The fiscal year 2025 effective tax rate of 25.7% differs from the statutory income tax rate of 21.0% largely driven by other permanent items, including goodwill impairment and dividends received deductions as a result of dividend from an unconsolidated affiliate in the current year, offset by non-controlling interest portion of the consolidated partnership income not subject to tax by the Company, research and development credits, and the change in valuation allowance.

The fiscal year 2024 effective tax rate of 28.9% differs from the statutory income tax rate of 21.0% largely driven by non-controlling interest portion of the consolidated partnership income not subject to tax by the Company and other permanent items offset by research and development credits. The increase in partnership income not subject to tax is driven by impairment of assets at Contigo Health.

The fiscal year 2023 effective tax rate of 30.2% differs from the statutory income tax rate of 21.0% primarily driven by deferred tax remeasurement due to state tax rate changes.

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2025 and 2024 were as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets
Purchased intangible assets and depreciation	$446,728	$496,174
Stock compensation	5,508	7,756
Accrued expenses	75,161	55,186
Net operating losses and credits	59,925	30,955
Sale of member contracts and associated future revenues to OMNIA	161,353	162,992
Partnership basis differences	20,463	45,447
Other	16,531	7,013
Total deferred tax assets	785,669	805,523
Valuation allowance for deferred tax assets	(711)	(5,375)
Deferred tax assets, net of valuation allowance	784,958	800,148
Deferred tax liabilities
Equity earnings	(15,519)	(20,738)
Other liabilities	(6,580)	(6,408)
Net deferred tax assets	$762,859	$773,002

As of June 30, 2025 and 2024, the Company had net deferred tax assets of $762.9 million and $773.0 million, respectively. The decrease is largely attributable to a decrease in purchased intangible assets and depreciation and the partnership basis differences offset by an increase in net operating losses and credits and accrued expenses as a result of the change in policy on accrued bonuses. The partnership basis difference decreased as a result of the Contigo Health sale of assets, which had a significant basis difference resulting from the previous impairments.

At June 30, 2025, the Company had federal and state net operating loss carryforwards of $177.4 million and $177.1 million, respectively, primarily attributable to PHSI. The resulting federal and state deferred tax assets were $37.3 million and $9.6 million, respectively. The definite-lived federal and state net operating loss carryforwards, primarily generated prior to fiscal year 2019, expire between the years ended June 30, 2026 through June 30, 2039 while the remaining federal and state net operating losses, primarily generated in fiscal year 2019 and beyond, can be carried forward indefinitely until utilized.
At June 30, 2025, the Company had federal research and development credit carryforwards of $15.1 million. The federal credit carryforwards expire at various times between the years ended June 30, 2033 through June 30, 2045, until utilized. The Company believes it is more likely than not that the majority of federal and state credit carryforwards will be realized in the near future.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The Company assessed the future realization of the tax benefit of its existing deferred tax assets and concluded that it is more likely than not that a portion of the deferred tax assets, for which there was previously a valuation allowance recorded, will be realized in the future. As a result, the Company released $3.8 million of the valuation allowance against its deferred tax assets at June 30, 2025.
Unrecognized Tax Benefits
The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the Consolidated Balance Sheets. Reconciliations of the beginning and ending gross amounts of the Company’s uncertain tax position reserves for the years ended June 30, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Beginning of year balance	$16,602	$16,912	$17,124
Increases in prior period tax positions	—	316	189
Decreases in prior period tax positions	(2,174)	(1,308)	(752)
Reductions on settlements and lapse in statute of limitations	—	(16)	(16)
Increases in current period tax positions	1,039	698	367
End of year balance	$15,467	$16,602	$16,912
If the Company were to recognize the benefits of these uncertain tax positions, the income tax provision would be impacted by $15.7 million, $16.8 million, and $16.3 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended June 30, 2025, 2024, and 2023, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The amount of accrued interest and penalties was $5.8 million and $6.1 million at June 30, 2025 and 2024, respectively.
Federal tax returns for tax years June 30, 2021 through 2024 remain open as of June 30, 2025. In July 2025, the Company was informed that the Internal Revenue Service (“IRS”) will be examining the tax year ended June 30, 2023. The Company believes it has recorded adequate taxes for positions taken which may be challenged upon IRS examination. The Company is also subject to ongoing state and local examinations for various periods. Activity related to these examinations did not have a material impact on the Company’s financial position or results of operations.
(17) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense was $7.5 million, $9.7 million, and $10.0 million for the years ended June 30, 2025, 2024, and 2023, respectively. As of June 30, 2025, the weighted average remaining lease term was 1.4 years and the weighted average discount rate was 6%.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

2026	$9,526
2027	1,558
2028	240
2029	201
2030	174
Thereafter	149
Total future minimum lease payments	11,848
Less: imputed interest	469
Total operating lease liabilities (a)	$11,379
_________________________________
(a)As of June 30, 2025, the Company had $9.4 million of operating lease liabilities within other current liabilities in the accompanying Consolidated Balance Sheets.
During year ended June 30, 2025, the Company entered into a lease modification for its corporate headquarters, which commenced in July 2025 with an initial lease term of approximately eight years. As this lease had not yet commenced as of June 30, 2025, it is excluded from the table above.
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
(18) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, the Supply Chain Services segment and the Performance Services segment. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, and purchasing and payment solutions. The Performance Services segment consists of the Company’s technology and services platform. The Company has identified these segments based on the products and services provided.
Beginning in fiscal year 2025, the Company’s purchasing and payment solutions platform is reported as a component of the Supply Chain Services segment. For comparability purposes, fiscal years 2024 and 2023 financial measures are presented with this platform as a component of Supply Chain Services.
The Company’s Chief Executive Officer serves as the Company’s chief operating decision maker (“CODM”). The CODM uses Segment Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. The CODM also uses Segment Adjusted EBITDA to facilitate the comparison of the segment operating performance on a consistent basis from period to period. The Company defines Segment Adjusted EBITDA as the segment’s net revenue less cost of revenue and operating expenses directly attributable to the segment excluding depreciation and amortization, amortization of purchased intangible assets, merger and acquisition-related expenses, and non-recurring or non-cash items. Operating expenses directly attributable to the segment include expenses associated with sales and marketing, general and administrative, and product development activities specific to the operation of each segment. General and administrative corporate expenses that are not specific to a particular segment are not included in the calculation of Segment Adjusted EBITDA. Segment Adjusted EBITDA also excludes any income and expense that has been classified as discontinued operations and operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained.
The Company has revised the definition for Segment Adjusted EBITDA from the definition reported in the 2024 Annual Report to exclude the operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained. For comparability purposes, fiscal years 2024 and 2023 Non-GAAP financial measures are presented based on the current definition.
For more information on Segment Adjusted EBITDA and the use of Non-GAAP financial measures, see “Our Use of Non-GAAP Financial Measures” within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The CODM does not use segment assets or significant segment expenses to assess performance, make strategic decisions, or allocate resources. Segment assets and significant segment expenses are therefore not disclosed.

Segment information and a reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Year Ended June 30,
Supply Chain Services	2025	2024	2023
Net revenue (a)	$631,039	$689,368	$666,761
Other segment items (b)	304,137	279,699	193,070
Segment Adjusted EBITDA (c)	$326,902	$409,669	$473,691

Performance Services
Net revenue (a)	$381,608	$446,641	$428,576
Other segment items (b)	320,916	332,796	295,899
Segment Adjusted EBITDA (c)	$60,692	$113,845	$132,677

Segment Adjusted EBITDA (c):
Supply Chain Services (a)	$326,902	$409,669	$473,691
Performance Services (a)	60,692	113,845	132,677
Total Segment Adjusted EBITDA (c)	$387,594	$523,514	$606,368
_________________________________
(a)Includes intersegment revenue which is eliminated in consolidation.
(b)For each reportable segment, other segment items includes cost of revenue and selling, general, and administrative expenses, excluding depreciation and amortization, research and development, and other miscellaneous expense (income).
(c)For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.

	Year Ended June 30,
	2025	2024	2023
Income before income taxes	$98,049	$146,521	$251,860
Equity in net loss (income) of unconsolidated affiliates (a)	(11,972)	295	(16,068)
Interest expense, net	17,223	662	14,647
Other income, net	(102,184)	(20,832)	(6,306)
Operating income	1,116	126,646	244,133
Depreciation and amortization	79,442	81,728	85,691
Amortization of purchased intangible assets	38,189	47,026	47,561
Stock-based compensation (b)	23,700	23,876	14,354
Acquisition- and disposition-related expenses	6,943	12,612	17,095
Strategic initiative and financial restructuring-related expenses	13,007	2,850	13,831
Operating income from revenues sold to OMNIA	(62,469)	(55,283)	—
Deferred compensation plan expense (c)	4,603	8,769	5,422
Impairment of assets	144,481	140,053	54,422
Corporate and other expenses	138,582	135,237	123,859
Total Segment Adjusted EBITDA (d)	$387,594	$523,514	$606,368
_________________________________
(a)Refer to Note 5 - Investments for further information.
(b)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.5 million for the year ended June 30, 2025 and $0.6 million for each of the years ended June 30, 2024 and 2023.
(c)Represents changes in deferred compensation plan obligations resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
(d)For comparability purposes, prior year Non-GAAP financial measures are presented based on the current definition.
The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Year Ended June 30,
	2025	2024	2023
Net revenue:
Supply Chain Services
Net administrative fees	$556,328	$624,168	$615,040
Software licenses, other services and support	74,711	65,200	51,721
Total Supply Chain Services (a)	631,039	689,368	666,761
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	155,458	179,601	187,618
Consulting services	68,237	92,560	80,292
Software licenses	86,731	82,073	72,060
Other (b)	71,182	92,407	88,606
Total Performance Services (a)	381,608	446,641	428,576
Net revenue	$1,012,647	$1,136,009	$1,095,337
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes data license and other miscellaneous revenue from the Company’s technology and services platform as well as revenue from Contigo Health.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present unaudited summarized financial data by quarter for the years ended June 30, 2025 and 2024 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2025
Net revenue	$248,142	$240,266	$261,382	$262,857
Gross profit	180,418	171,208	193,169	198,564
Net income (loss) from continuing operations	72,940	(45,837)	27,613	18,018
Net loss from discontinued operations, net of tax	(1,604)	(39,389)	(771)	(137)
Net income (loss)	71,336	(85,226)	26,842	17,881
Net (income) loss attributable to non-controlling interest	(552)	(10,792)	226	554
Net income (loss) attributable to stockholders	70,784	(96,018)	27,068	18,435

Weighted average shares outstanding:
Basic	100,380	94,765	87,206	82,378
Diluted	100,991	94,765	87,707	83,591
Earnings (loss) per share from continuing operations attributable to stockholders:
Basic	$0.72	$(0.60)	$0.32	$0.23
Diluted	$0.72	$(0.60)	$0.32	$0.22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2024
Net revenue	$269,026	$279,871	$286,866	$300,246
Gross profit	204,894	213,881	216,530	231,819
Net income (loss) from continuing operations	41,769	50,448	(48,859)	60,861
Net income (loss) from discontinued operations, net of tax	641	2,418	(303)	(256)
Net income (loss)	42,410	52,866	(49,162)	60,605
Net loss attributable to non-controlling interest	2,351	1,436	8,967	71
Net income (loss) attributable to stockholders	44,761	54,302	(40,195)	60,676

Weighted average shares outstanding:
Basic	119,344	119,702	111,156	104,838
Diluted	120,133	120,057	111,156	105,596
Earnings (loss) per share from continuing operations attributable to stockholders:
Basic	$0.37	$0.43	$(0.36)	$0.58
Diluted	$0.37	$0.43	$(0.36)	$0.57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Our chief executive officer and chief financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, the chief executive officer and chief financial officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our internal control over financial reporting was effective.
Management’s annual evaluation of internal controls over financial reporting did not include an assessment of and conclusion on the internal controls of IllumiCare, which was acquired during the year ended June 30, 2025 and is included in our consolidated financial statements as of June 30, 2025 and for the period from the acquisition date through June 30, 2025. This acquisition accounted for 1.6% of total assets and less than 1% of total net revenue of our consolidated financial statements as of and for the year ended June 30, 2025, respectively.
The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
The table below sets forth SEC Rule 10b5-1 trading plans adopted and/or terminated by certain directors and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended June 30, 2025. Each new plan listed in the table was adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth in the table, during the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1(a)	Non-Rule 10b5-1(b)	Total Shares to be Sold(c)	Scheduled Expiration Date(d)
Andrew F. Brailo, Chief Commercial Officer	Adopt	05/09/2025	X		12,102	11/10/2025
_________________________________
(a)10b5-1 trading plan intended to satisfy the affirmative defense of SEC Rule 10b5-1(c).
(b)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
(c)The number in this column reported as the total shares to be sold include shares of our Common Stock that are currently owned. The actual number of shares sold pursuant to the trading plan will depend on the satisfaction of certain conditions set forth therein prior to expiration or termination of the plan.
(d)The trading plan terminates on the earlier to occur of: (i) the expiration date listed in the table above; (ii) the first date on which all trades set forth in the plan have been executed; or (iii) such date the plan otherwise terminates according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We expect to file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Item 1 - Election of Directors,” “Corporate Governance and Board Structure,” “Delinquent Section 16(a) Reports” (if applicable), and “Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.
Code of Ethics
We maintain a Corporate Code of Conduct for all of our employees and officers, including the principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and, where applicable, to directors. In addition, the Board of Directors is subject to a separate Board Code of Ethics and Board Conflict of Interest Policy (collectively, the “Board Codes”). The Corporate Code of Conduct, along with the Board Codes, can be found on our Investor website at investors.premierinc.com under “Corporate Governance-Governance Documents.” A copy of the Corporate Code of Conduct is available to any stockholder who requests it by writing to Investor Relations, Premier, Inc., 13520 Ballantyne Corporate Place, Charlotte, North Carolina 28277. We will disclose any substantive amendments to, or waivers (for directors or executive officers) from, certain provisions (relating to one or more elements of Item 4.06(b) of Regulation S-K) of the Corporate Code of Conduct and Board Codes on our website promptly following the date of such amendment or waiver.
Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report or other filings with the SEC.
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Corporate Governance and Board Structure,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Tables,” “Employment Agreements,” “Potential Payments Upon Termination,” “CEO Pay Ratio,” “Pay Versus Performance,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table sets forth certain information about the shares of our Class A common stock (“Common Stock”) that may be issued under our stockholder approved 2013 Equity Incentive Plan, 2023 Equity Incentive Plan, and 2015 Employee Stock

Purchase Plan as of June 30, 2025. We do not have any equity compensation plans under which shares of our Common Stock may be issued that have not been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	4,026,180	$22.66	6,504,830
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,026,180	$22.66	6,504,830
_________________________________
(a)The number reported in this column includes the following shares of our Common Stock: 0.3 million shares issuable upon the exercise of stock option awards outstanding under our 2013 Equity Incentive Plan; 2.1 million shares issuable upon the vesting and settlement of restricted stock units (RSUs) and performance share awards (PSAs) outstanding under our 2013 Equity Incentive Plan; and 1.6 million shares issuable upon the vesting and settlement of RSUs and PSAs outstanding under our 2023 Equity Incentive Plan. The reported number assumes that outstanding PSAs are paid at target performance level. Actual shares of Common Stock that vest and are delivered pursuant to the PSAs may be higher or lower based upon actual performance over the measurement period or periods. The number reported in this column does not reflect rights under the 2015 Employee Stock Purchase Plan purchase period ongoing as of June 30, 2025 because the number of shares and price per share would not be determinable as of that date. For more detailed information, see Note 14 - Stock-Based Compensation to the accompanying consolidated financial statements.
(b)The weighted average price calculation in this column only reflects outstanding stock option awards and not RSUs or PSAs. RSUs and PSAs vest and settle into shares of our Common Stock if and when specified conditions are achieved and without the payment of any exercise price by the award recipient.
(c)The shares of Common Stock reported in this column include 3.9 million shares that were available for future issuance as of June 30, 2025 as equity awards under our 2023 Equity Incentive Plan (assuming that PSAs are paid our at target level) as well as 2.6 million shares that were available for future issuance as of June 30, 2025 under our 2015 Employee Stock Purchase Plan. Our 2013 Equity Incentive Plan expired in September 2023 and no new equity awards were issuable under that plan after its expiration.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14. Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2025 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
(vi) Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions/(Reductions) to Expense or Other Accounts	Deductions	Ending Balance
Year ended June 30, 2025
Allowance for credit losses	$3,577	4,990	41	$8,526
Deferred tax assets valuation allowance	5,375	(4,664)	—	711

Year ended June 30, 2024
Allowance for credit losses	$3,763	469	655	$3,577
Deferred tax assets valuation allowance	4,604	771	—	5,375

Year ended June 30, 2023
Allowance for credit losses	$2,798	1,775	810	$3,763
Deferred tax assets valuation allowance	4,552	52	—	4,604
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

10.2
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on February 6, 2024)+

10.3
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Premier, Inc. 2023 Equity Incentive Plan (for December 2024 and later awards) (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on February 4, 2025)+

10.4	Form of Performance Share Award Agreement under the Premier, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2024)+

10.5
Form of Restricted Stock Unit Award Agreement under the Premier, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 5, 2024)+

10.6	Amended and Restated Premier, Inc. 2013 Equity Incentive Plan, effective December 7, 2018 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 7, 2018)+

10.7
Form of Performance Share Award Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.8
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on August 23, 2023)+

10.9
Form of Special Retention Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K filed on August 23, 2023)+

10.10
Form of Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2019)+

10.11
Form of Special Restricted Stock Unit Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2022)+

10.12
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on August 23, 2018)+

10.13
Form of Stock Option Agreement under the Amended and Restated Premier, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on August 23, 2017)+

10.14
Premier, Inc. Annual Incentive Compensation Plan, amended and restated effective September 6, 2024 (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on November 5, 2024)+

10.15
Senior Executive Employment Agreement dated as of September 13, 2013, by and between Craig McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.16
First Amendment to Senior Executive Employment Agreement dated August 15, 2024 by and between Craig McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 20, 2024)+

10.17
Master Consulting Services Agreement dated August 15, 2024 by and between Craig McKasson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 20, 2024)+

Exhibit No.	Description
10.18
Senior Executive Employment Agreement dated as of February 1, 2021 (effective May 1, 2021) by and between Michael J. Alkire and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on February 2, 2021)+

10.19
Executive Employment Agreement dated as of July 1, 2016, by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on August 25, 2016)+

10.20
Master Consulting Services Agreement dated December 2, 2024 by and between Leigh Anderson and Premier Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 3, 2024)+

10.21
Executive Employment Agreement effective as of July 1, 2016, by and between David Klatsky and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed on August 25, 2016)+

10.22
Executive Employment Agreement dated September 18, 2013, by and between Andy Brailo and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 7, 2023)+

10.23
Executive Employment and Restrictive Covenant Agreement dated September 26, 2022, by and between Crystal Climer and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 7, 2023)+

10.24
Executive Employment and Restrictive Covenant Agreement dated August 15, 2024 by and between Glenn Coleman and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 20, 2024)+

10.25
Signing Bonus Agreement dated August 15, 2024, by and between Glenn Coleman and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on August 20, 2024)+

10.26
Executive Employment and Restrictive Covenant Agreement dated December 2, 2024 by and between David Zito and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on February 4, 2025)+

10.27
Signing Bonus Agreement dated December 2, 2024, by and between David Zito and Premier Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on February 4, 2025)+

10.28	Premier, Inc. Directors' Compensation Policy, as amended on January 23, 2025 (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on February 4, 2025)+

10.29
Premier, Inc. Form of Director Cash Award Agreement under the Premier, Inc. Directors' Compensation Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 11, 2016)+

10.30
Form of Indemnification Agreement by and between each director and executive officer and Premier, Inc. (Incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-1, Amendment No. 1, filed on September 16, 2013)+

10.31
Premier, Inc. 2015 Employee Stock Purchase Plan (as amended and restated effective August 4, 2020) (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.32
Premier Healthcare Solutions, Inc. Deferred Compensation Plan, dated September 26, 2014 (effective January 1, 2015), as amended on September 25, 2015 and October 24, 2018 (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on August 25, 2020)+

10.33	Third Amendment to Premier Healthcare Solutions, Inc. Deferred Compensation Plan dated November 11, 2024 and effective January 1, 2025*+

10.34
Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, certain domestic subsidiaries of Premier Services, LLC, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, other lenders from time to time party thereto, and Wells Fargo Securities, LLC, BofA Securities, Inc. JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and Truist Securities, Inc. as Joint Lead Arrangers and Joint Book Managers. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 16, 2022)

10.35
First Amendment to Amended and Restated Credit Agreement, dated as of September 23, 2024, by and among Premier Healthcare Alliance, L.P., Premier Supply Chain Improvement, Inc. and Premier Healthcare Solutions, Inc., as Co-Borrowers, certain domestic subsidiaries of Premier Services, LLC, as Guarantors, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and a Lender (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 5, 2024)

Exhibit No.	Description
10.36	Form of Restricted Stock Unit Agreement for Consultants (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 7, 2021)

10.37
Equity Purchase Agreement, dated June 14, 2023, by and among OMNIA Partners, LLC, Non-Healthcare Holdings LLC, Premier Supply Chain Improvement, Inc., Premier Healthcare Alliance, L.P., Acurity, LLC, Innovatix, LLC, Essensa Ventures, LLC, Premier Healthcare Solutions, Inc., and Premier, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 15, 2023)

10.38
Issuer Forward Repurchase Transaction agreement dated February 5, 2024, between Premier, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 7, 2024)

10.39
Issuer Forward Repurchase Transaction agreement dated February 18, 2025 between Premier, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 19, 2025)

10.40
Issuer Forward Repurchase Transaction agreement dated February 18, 2025 between Premier, Inc. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 19, 2025)

10.41
Form of Unit Exchange and Tax Receivable Acceleration Agreement, dated as of August 10, 2020 and effective as of July 1, 2020, by and among certain limited partners of Premier Healthcare Alliance, L.P, Premier Healthcare Alliance, L.P, Premier Services, LLC and Premier, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

19.1	Insider Trading Policy of the Company as amended January 23, 2025*

19.2	Rule 10b5-1 Plan Policy of the Company*

21	Subsidiaries of the Company*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24	Power of Attorney (included on the signature page hereof)*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

97	Dodd-Frank Compensation Recoupment Policy of the Company*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL (included in the Exhibit 101).*
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	August 19, 2025
POWER OF ATTORNEY
Each person whose signature appears below hereby severally constitutes and appoints each of Glenn G. Coleman and David L. Klatsky his/her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him/her in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)	August 19, 2025
Michael J. Alkire

/s/ GLENN G. COLEMAN	Chief Administrative and Financial Officer (principal financial officer)	August 19, 2025
Glenn G. Coleman

/s/ CRYSTAL B. CLIMER	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	August 19, 2025
Crystal B. Climer

/s/ JOHN T. BIGALKE	Director	August 19, 2025
John T. Bigalke

/s/ HELEN M. BOUDREAU	Director	August 19, 2025
Helen M. Boudreau

/s/ JODY R. DAVIDS	Director	August 19, 2025
Jody R. Davids

/s/ PETER S. FINE	Director	August 19, 2025
Peter S. Fine

/s/ MARC D. MILLER	Director	August 19, 2025
Marc D. Miller

/s/ MARVIN R. O’QUINN	Director	August 19, 2025
Marvin R. O'Quinn

/s/ RICHARD J. STATUTO	Director	August 19, 2025
Richard J. Statuto

/s/ ELLEN C. WOLF	Director	August 19, 2025
Ellen C. Wolf