Form 10-K/A
period 2025-06-30
Premier, Inc.
filed 2025-10-24
CIK 1577916

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

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of Premier, Inc. (the “Company”) for the fiscal year ended June 30, 2025, originally filed with the Securities and Exchange Commission on August 19, 2025 (the “Original Filing”), is being filed solely for the purpose of including the information required by Part III of Form 10-K that we did not include in the Original Filing in reliance on General Instruction G(3) of Form 10-K. We are filing this Form 10-K/A pursuant to General Instruction G(3) of Form 10-K to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of shareholders containing such information within 120 days after the end of our fiscal year ended June 30, 2025.
In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing, except for information set forth herein expressly stated to be as of a date which is subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in the Company’s 2025 Annual Report on Form 10-K are true and complete as of any date other than the date of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing.
Ernst & Young, LLP (“EY”) issued reports on our consolidated financial statements, and the effectiveness of our internal control over financial reporting, within the Original Filing. As this 10-K/A speaks to the date of the Original Filing, EY’s reports speak only as to August 19, 2025. We have made no substantive changes to the Original Filing other than those noted above.

PREMIER, INC.
FORM 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our Board of Directors (the “Board”) currently has nine directors. The Board is divided into three classes (Class I, Class II, and Class III) with staggered terms of three years each. The term of one class expires at each annual meeting of stockholders; thus, directors typically stand for election after three years, unless they are elected to fill a vacancy with an unexpired term.
The current terms for our Class I, Class II, and Class III Directors expire at our 2026, 2027, and 2025 annual meetings of stockholders, respectively. Peter S. Fine and Marvin O’Quinn, currently Class III Directors, have both reached the age of 72 and therefore are not eligible to be nominated for another term on the Board in compliance with our Corporate Governance Guidelines.
Following is information as of the date of the filing of this Form 10-K/A regarding our current directors:

Class I Directors:

John T. Bigalke Age: 71 Director Since: 2019 Committee Membership: Audit and Compliance Committee, Finance Committee, and Nominating and Governance Committee Independent Director
Experience:
•Chief Executive Officer of Second Half Health Advisors, a healthcare strategy firm, since 2016
•Previously with Deloitte USA LLP from 1998 to 2016, including serving as Vice Chairman and National Industry Leader for the Health Care and Life Science Practice from 2002 until 2012 and Vice Chairman and Senior Partner, Global Health Care Practice from 2012 to 2016
•Previously served on the Advisory Board of Vaxcare, Inc. until 2021 and continues to serve as an advisor
•Advisor to Hallmark Health Care Solutions since April 2024.
•Director, Chairman of the Audit and Corporate Responsibility Committee and member of the Finance Committee and Strategy Committee of AdventHealth
•Former Director, Audit Committee Chair and member of the Nominating and Governance Committee and Chair of the Special Committee of Biora Therapeutics, Inc. (formerly Progenity, Inc.), a NASDAQ-listed company, from October 2019 to June 2021
•Obtained a bachelor’s degree from Clemson University and completed the Leadership Development Program at Columbia University Graduate School of Business and the Executive Leadership Program at the Wharton School of the University of Pennsylvania
•National Association of Corporate Directors “Board Leadership Fellow”
•CERT Certificate in Cybersecurity Oversight from the Carnegie Mellon University Software Engineering Institute
•Lifetime member of the Florida Institute of Certified Public Accountants

Skills/Qualifications:
We believe Mr. Bigalke’s qualifications to serve on our Board of Directors include his strong financial, corporate accounting, business development, risk management, and leadership experience and his service on the boards and audit committees at several privately held and publicly traded companies.

Helen M. Boudreau Age: 59 Director Since: 2020 Committee Membership: Audit and Compliance Committee, Compensation Committee, and Member Agreement Review Committee (Chair) Independent Director
Experience:
•Retired
•Previously Chief Operating Officer of the Bill & Melinda Gates Medical Research Institute, a nonprofit medical research organization, from 2018 to 2019
•Previously served as the Chief Financial Officer at each of Proteostasis Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, from 2017 to 2018, and FORMA Therapeutics, Inc., a privately held biotechnology company, from 2014 to 2017
•Prior experience includes executive positions with Novartis Corporation and Pfizer, Inc. and leadership roles with Pepsico/Yum! Brands, Inc., McKinsey & Company, Inc. and Bank of America Corporation
•Member of the Board of Directors and as Chair of the Audit Committee of Shattuck Labs, Inc., a NASDAQ-listed company, since July 2020
•Member of the Board of Directors and as Chair of the Audit Committee of Rallybio Corporation, a NASDAQ-listed biotech company, since September 2020
•Previously served on the Board of Directors and as Chair of the Audit Committee of Cara Therapeutics, a NASDAQ-listed company, from 2023 until its sale in 2025
•Previously served on the Board of Directors and as Chair of the Audit Committee and member of the Compensation Committee of Reunion Neuroscience (formerly Field Trip Health Ltd), a company formerly listed on the Toronto Stock Exchange and NASDAQ, from 2020 to 2023
•Previously served on the Board of Directors and as Chair of the Audit Committee of Evaxion Biotech, a NASDAQ-listed company, from 2020 to 2021
•Previously served on the Board of Directors and as Chair of the Audit Committee and member of the Compensation Committee for Proteostasis Therapeutics, Inc., a NASDAQ-listed company, from 2016 to 2017
•NACD Directorship Certified™ by the National Association of Corporate Directors
•Obtained a bachelor’s degree from the University of Maryland and a Master of Business Administration from the University of Virginia Darden Graduate School of Business
•CERT Certificate in Cyber-Risk Oversight from the Carnegie Mellon University Software Engineering Institute and NACD

Skills/Qualifications:
We believe Ms. Boudreau’s qualifications to serve on our Board of Directors include her strong financial background and broad understanding of the healthcare ecosystem through her work across multiple different healthcare and biopharmaceutical companies.

Marc D. Miller Age: 55 Director Since: 2015 Committee Membership: Compensation Committee (Chair) and Finance Committee Independent Director
Experience:
•Chief Executive Officer and President of Universal Health Services, Inc., a NYSE-listed company headquartered in King of Prussia, Pennsylvania, serving as CEO since 2021 and President since 2009
•Prior service in various executive roles and key positions with Universal Health Services, Central Montgomery Medical Center, Wellington Regional Medical Center, The George Washington University Hospital and Mayo Clinic
•Member of the Board of Directors of Universal Health Services, Inc. since 2006 and of the Board of Trustees of its affiliated entity Universal Health Realty Income Trust, a New York Stock Exchange (“NYSE”)-listed company, since 2008
•Obtained a bachelor’s degree from the University of Vermont and a Master of Business Administration with a concentration in healthcare management and finance from The Wharton School at the University of Pennsylvania

Skills/Qualifications:
We believe that Mr. Miller’s qualifications to serve on our Board of Directors include his approximately three decades of experience in the healthcare industry, his strong background in healthcare and healthcare management, his leadership experience serving in executive positions at large healthcare systems and his public company experience.

Class II Directors:

Richard J. Statuto Age: 68 Director Since: 2013 Committee Membership: Compensation Committee and Nominating and Governance Committee Independent Director and Chair of the Board
Experience:
•Retired
•Chair of the Board of Directors of Premier from 2013 to August 2019 and from October 2023 to the present, and member of the Board of Directors of Premier and its predecessor entity since 2011
•Member of the Board of Directors and Management Development and Compensation and Audit Committees of American Public Education, Inc., a NASDAQ-listed company, since March 2025.
•Executive Advisor for LRVHealth, a venture capital firm since 2021, and for CoVest Partners, a private equity firm since 2024
•Advisor to Bon Secours Mercy Health, primarily focused on strategic growth and innovation, from 2018 to 2019
•President and Chief Executive Officer of Bon Secours Health System from 2005 until his retirement in 2018 after the merger of Bon Secours and Mercy Health
•Previously served as President and Chief Executive Officer of St. Joseph Health System from 1995 to 2004
•Previously served as Chair of the Board of Trustees of the Catholic Health Association, Vice Chair of the Board of Directors of Christus Health System, Vice Chair of the Board of Directors of Incarnate Word Health System, Vice Chair of the Board of Directors of the Catholic Medical Mission Board and Chair of the Board of Directors of American Red Cross Orange County California
•Previously held board positions at Kmart, the Innovation Institute, Covenant Health System in Massachusetts, Mercy Housing, and on the finance committee of the American Heart Association
•Obtained a bachelor’s degree in chemical engineering from Vanderbilt University and a Master of Business Administration from Xavier University

Skills/Qualifications:
We believe Mr. Statuto’s qualifications to serve on our Board of Directors include his approximately four decades of experience in the healthcare industry, his strong background in healthcare and healthcare management, his leadership experience serving in executive positions at large healthcare systems, his chairing a public company board through complex matters, and his marketing and branding experience.

Ellen C. Wolf Age: 71 Director Since: 2013 Committee Membership: Audit and Compliance Committee (Chair), Finance Committee, and Member Agreement Review Committee Independent Director
Experience:
•Retired
•Previously served as Chief Financial Officer of American Water Works Company, Inc., the largest investor- owned U.S. water and wastewater company, as Senior Vice President and Chief Financial Officer of USEC, Inc., and as Vice President and Chief Financial Officer of American Water Works
•Former director of Connecticut Water, a NASDAQ-listed company, from 2015 until its sale in 2019, and former director and Chair of the audit committee of InfraREIT, L.L.C., a NYSE-listed company, from 2014 until its sale in 2019
•Former director of Airgas, Inc., a NYSE-listed company, from 2008 to 2016, and the Philadelphia Zoo, from 2010 to 2022
•Obtained a bachelor’s degree from Duke University and a Master of Business Administration from the Wharton School of the University of Pennsylvania

Skills/Qualifications:
We believe that Ms. Wolf’s qualifications to serve on our Board of Directors include her strong financial, corporate accounting, business development, risk management and leadership experience through her service in corporate senior executive positions and her prior service on the audit committees of other publicly traded and privately held companies.

Class III Directors:

Michael J. Alkire Age: 62 Director Since: 2021 Committee Membership: Member Agreement Review Committee Employee-Director
Experience:
•Chief Executive Officer of Premier since May 2021 and President of Premier since April 2019
•Chief Operating Officer of Premier (2013 to April 2019), and of Premier Healthcare Solutions, Inc. and Premier Healthcare Alliance, LP ("Premier LP") since 2011
•Senior Vice President of Premier from 2004 to 2006 and President of Premier LP from 2006 to 2011
•Member of the Board of Directors of Premier’s predecessor entity from 2011 to 2013
•Prior executive experience includes positions at Deloitte & Touche LLP and Cap Gemini Ernst & Young
•Previously served on the Boards of Directors of FFF Enterprises, Inc., Global Healthcare Exchange, LLC and the Healthcare Supply Chain Association
•Obtained a bachelor’s degree from Indiana State University and a Master of Business Administration from Indiana University

Skills/Qualifications:
We believe Mr. Alkire’s qualifications to serve on our Board of Directors include his approximately three decades of experience, including executive leadership, supply chain and healthcare system strategy, large-scale operations, technology, quality improvement and business transformation.

Jody R. Davids Age: 69 Director Since: 2015 Committee Membership: Audit and Compliance Committee and Nominating and Governance Committee (Chair) Independent Director and Vice Chair of the Board
Experience:
•Retired
•Senior Vice President and Global Chief Information Officer of PepsiCo, Inc., a NYSE-listed company that has a global portfolio of food and beverage brands, from 2016 until her retirement in 2019
•Previously Chief Information Officer of Agrium, Inc., a NYSE-listed company and Toronto Stock Exchange-listed company that is a global producer and marketer of nutrients for agricultural and industrial markets, from 2014 to 2016
•Previously held various executive roles with Best Buy, Inc., a NYSE-listed company, and Cardinal Health, Inc., a NYSE-listed company, from 2000 to 2014
•Member of the Board of Directors, Nominating and Governance Committee, and Audit and Compliance Committee at Paymentus Corporation, a NASDAQ-listed company since 2022
•Obtained a bachelor’s degree and a Master of Business Administration from San Jose State University
•National Association of Corporate Directors “Board Leadership Fellow”
•CERT Certificate in Cybersecurity Oversight from the Carnegie Mellon University Software Engineering Institute

Skills/Qualifications:
We believe that Ms. Davids’ qualifications to serve on our Board of Directors include her strong background in information technology, cybersecurity risk management, supply chain, logistics and distribution and her leadership experience serving in corporate senior executive positions of other publicly traded companies.

Peter S. Fine Age: 73 Director Since: 2013 Committee Membership: Audit and Compliance Committee and Finance Committee (Chair) Independent Director
Experience:
•Retired
•Chief Executive Officer of Banner Health from 2021 until his retirement on June 30, 2024
•President and Chief Executive Officer of Banner Health from 2000 to 2021
•Member of the board of directors of Banner Health
•Member of the board of directors of Premier’s predecessor entity from 2003 through 2009
•Previously served on the boards of directors of Accuray Incorporated and the Translational Genomics Research Institute and as member of the Heard Museum board of trustees
•Obtained a bachelor’s degree from Ohio University and Master of Arts in Healthcare Administration from George Washington University

Skills/Qualifications:
We believe Mr. Fine’s qualifications to serve on our Board of Directors include his approximately five decades of experience in the healthcare industry, his strong background in healthcare, healthcare management and healthcare plans, and his leadership experience serving in executive positions at a large healthcare system.

Marvin O’Quinn Age: 73 Director Since: 2015 Committee Membership: Compensation Committee and Finance Committee Independent Director
Experience:
•Retired
•President and Chief Operating Officer of CommonSpirit Health from February 2019 until his retirement on September 1, 2023
•Senior Executive Vice President and Chief Operating Officer of Dignity Health in San Francisco, California since 2009
•Previous executive roles with Jackson Health System, Atlantic Health System, New York Presbyterian Health System, Providence Medical Center and Providence Milwaukee Hospital
•Additional key positions with other hospitals and medical centers in Portland, Fresno and Seattle
•Member of the Board of Directors and Compensation Committee of American Healthcare, a NYSE-listed company, since 2023
•Held board appointments with Charles Drew University of Medicine and Science (Chair), PriMed/Hill Physicians, Francisco Partners and Ministry Leadership Center
•Obtained a bachelor’s degree and a Master of Health Administration from the University of Washington

Skills/Qualifications:
We believe that Mr. O’Quinn’s qualifications to serve on our Board of Directors include his approximately four decades of experience in the healthcare industry, his strong background in healthcare and healthcare management and his leadership experience serving in executive positions at large healthcare systems.

Executive Officers
Following is information as of the date of the filing of this Form 10-K/A regarding our current executive officers who are not also directors. This disclosure includes Craig McKasson because under SEC rules he is considered one of our named executive officers for purposes of the disclosures in Part III, Item 11, of this Form 10-K/A; however, we note that he ceased being one of our executive officers in November 2024 in connection with his retirement.

Andrew F. Brailo Age: 54 Title: Chief Commercial Officer
Experience:
•Chief Commercial Officer of Premier since September 2023
•Previously Premier’s Chief Customer Officer Senior Vice President of Member Field Services from July 2015 to September 2023
•Served in key leadership roles in member field services for Premier since joining in 2001, including field training and development, member and field communications and development of critical and technical field specialists
•Obtained a bachelor’s degree from Kutztown University

Crystal B. Climer Age: 47 Title: Chief Accounting Officer and Senior Vice President, Finance
Experience:
•Chief Accounting Officer of Premier since September 2022 and Premier's principal accounting officer and Senior Vice President, Finance since August 2024
•Previously Controller of Premier from November 2019 to September 2022; and Senior Director of Accounting of Premier from July 2018 to November 2019
•Over 20 years of accounting and finance leadership
•Former accounting and finance leadership roles at BSN Medical, Roush Yates Engines and Springs Creative Products Group
•Certified Public Accountant in North Carolina, Certified Management Accountant and Certified Fraud Examiner
•Obtained a bachelor's degree in Business Administration and a Master of Business Administration from Pfieffer University

Glenn G. Coleman Age: 58 Title: Chief Financial Officer
Experience:
•Chief Administrative and Financial Officer of Premier since November 2024.
•Executive Vice President and Chief Financial Officer of Dentsply Sirona Inc. from September 2022 to November 2024
•Executive Vice President and Chief Operating Officer of Integra Life Sciences Holdings Corporation from June 2019 to September 2022; and Corporate Vice President and Chief Financial Officer of Integra from May 2014 to June 2019
•Prior to June 2019, over 25 years in financial management positions with leading global businesses, including Curtiss-Wright Corporation and Alcatel Lucent, after beginning his career at Pricewaterhouse Coopers LLP
•Obtained bachelor’s degree from Montclair State University
•Certified Public Accountant

David L. Klatsky Age: 63 Title: General Counsel
Experience:
•General Counsel of Premier since July 2016
•Partner in the health practice group of McDermott Will & Emery LLP from 1992 to 2016, where he worked extensively with Premier and its affiliated companies since the organization’s founding in 1996 through its initial public offering and corporate restructure in 2013 and served as chief outside counsel from 2007 to 2016
•Advised Fortune 500 companies, private equity firms and for-profit and tax-exempt healthcare services clients on the transactional and regulatory aspects of mergers, acquisitions and joint ventures in the healthcare sector and acted as the lead lawyer in a broad cross section of health industry transactions
•Obtained a bachelor’s degree from Brown University and a Juris Doctor degree from the University of California-Los Angeles School of Law

Bruce J. Radcliff Age: 44 Title: President, Supply Chain Services
Experience:
•President, Supply Chain Services of Premier since August 2025
•Previously Senior Vice President, Supply Chain of Premier from September 2023 until August 2025; and Group Vice President of Strategic Sourcing from May 2023 until September 2023
•System Vice President of Supply Chain of Advocate Aurora Health, leading their supply chain operations, from September 2020 to March 2023; and Vice President, Strategic Sourcing, from January 2103 to September 2020
•Obtained bachelor’s degree in finance from the University of Wisconsin, Oshkosh and a Master of Business Administration from the University of Wisconsin School of Business

David P. Zito Age: 62 Title: President, Performance Services
Experience:
•President, Performance Services of Premier since December 2024
•Chief Growth Officer for Guidehouse from December 2019 to December 2024
•Healthcare practice lead at Navigant Consulting from December 2003 to November 2019
•Vice President of Healthcare Consulting at Ernst & Young from February 1994 to September 2003
•Obtained a bachelor’s degree in industrial management from Carnegie Mellon University

Craig S. McKasson Age: 59 Title: Former Chief Administrative and Financial Officer
Experience:
•Retired Chief Administrative and Financial Officer of Premier; was Senior Vice President and Chief Financial Officer from 2013 to November 11, 2024, Chief Financial Officer from 2019 to November 11 2024, and prior to that held other executive roles with the Company and its predecessors commencing in 1997; served as Executive Advisor from November 11, 2024 until his December 31, 2024 retirement from the Company, and currently serves as a consultant to the Company
•Member of the Advisory Board of the San Diego State University Fowler College of Business
•Former board member of FFF Enterprises, Inc. and Nufactor, Inc.
•Former Board member of Saint Vincent De Paul Village Inc. (dba Father Joes Villages)
•Former member of the board of Global Healthcare Exchange, LLC and Innovatix, LLC
•Member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants
•Obtained a bachelor’s degree in business administration and a Master of Science in accountancy from San Diego State University

No Family Relationships
There are no family relationships between any of our executive officers or directors.

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
Our website and information contained on it or incorporated in it are not intended to be incorporated into this Form 10-K/A or other filings with the SEC.
Audit and Compliance Committee
The Board has a standing Audit and Compliance Committee whose members include John Bigalke, Helen Boudreau, Jody Davids, Peter Fine, and Ellen Wolf (Chair). The Audit and Compliance Committee is intended to meet the requirements of a separately designated standing audit committee as defined under Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit and Compliance Committee charter requires that the Committee consist of at least three directors, each of whom must satisfy the independence requirements for directors and audit committee members under NASDAQ rules and Rule 10A-3 of the Exchange Act. Each member of the Audit and Compliance Committee must be financially literate, and at least one member of the Audit and Compliance Committee must have past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background demonstrating financial sophistication, as each such qualification is interpreted by the Board in its business judgment. In addition, to the extent practicable, at least one member of the Audit and Compliance Committee shall be an “audit committee financial expert,” as such term is defined by the SEC. Based on its most recent annual review of director independence and qualifications, the Board has determined that the Audit and Compliance Committee complies with these requirements, and that each of Mr. Bigalke, Ms. Boudreau, and Ms. Wolf qualifies as an “audit committee financial expert.”
The specific responsibilities of the Audit and Compliance Committee set forth under its charter are, among others, to:
•review and discuss with management and the independent auditors the annual audited and quarterly financial statements and other related disclosures prior to filing our annual report on Form 10-K and quarterly reports on Form 10-Q, including our disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•review any significant issues regarding, or proposed changes to, our auditing and accounting principles and practices identified by the independent auditors, the internal auditors or management;
•oversee the Company's management of its financial, business and information-technology risk exposures (including, without limitation, cybersecurity and data protection), including reviewing with management (i) the development, implementation, and effectiveness of strategies to monitor, mitigate, and respond to such exposures and (ii) the Company's procedures, policies and resources for risk assessment and risk management;
•appoint, compensate, retain, terminate (when appropriate) and oversee the work of the independent auditors and the internal auditors;
•pre-approve all audit and permitted non-audit related services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act;
•at least annually, review a report by our independent auditors regarding their internal quality control procedures, material issues raised by certain reviews, inquiries or investigations relating to independent audits within the last five years and relationships between the independent auditors and us;
•consider at least annually the independence of the independent auditors, discussing with the independent auditors, if necessary, relationships identified in the auditors’ report, review the experience and qualifications of the lead partner each year and determine that all partner rotation requirements are executed;
•discuss with management and the independent auditors, as appropriate, our earnings press releases and corporate policies with respect to the type and presentation of information to be included in earnings releases (paying particular attention to any use of “pro forma” or “adjusted” Non-GAAP (as defined in Exhibit 99.1 to this Form 10-K/A)

financial information) and our financial information and earnings guidance provided to investors, analysts and rating agencies;
•receive reports from the independent auditors and management regarding, and review the adequacy and effectiveness of, our internal controls, including any significant deficiencies or material weaknesses in internal controls and significant changes in such controls reported to the committee by the independent auditors, the internal auditor or management, and any special audit steps adopted in light of material deficiencies; receive reports from management regarding, and review the adequacy and effectiveness of, our disclosure controls and procedures, including our policies and procedures to assess, monitor and manage business risk and other legal and ethical compliance programs;
•review with the independent auditors the internal auditor and the scope and results of our internal audit function;
•receive and review reports from the independent auditors on: (i) our critical accounting policies and practices; (ii) material alternative treatments of financial information within generally accepted accounting principles (“GAAP”) that have been discussed with our management, including the ramifications of the use of such alternative treatments and the disclosures or treatments preferred by the independent auditors, and (iii) other material written communications between the independent auditors and management;
•establish procedures in coordination with our Chief Ethics and Compliance Officer, for the receipt, retention and treatment of complaints received by our directors, officers and employees regarding illicit or illegal business practices and conduct and establish a process for investigation and proper resolution of any issues so raised;
•advise the Board with respect to our policies and procedures for compliance with applicable laws and regulations, and in collaboration with our Chief Ethics and Compliance Officer, provide general oversight of our corporate ethics and compliance policies;
•review and approve, in accordance with our Code of Conduct, all “related party transactions” requiring disclosure under SEC Regulation S-K, Item 404;
•review with our General Counsel and independent auditors (i) legal matters that may have a material impact on our financial statements; (ii) any fraud involving our management or other employees who have a significant role in our internal controls; (iii) compliance policies and (iv) material reports or inquiries received from regulators or governmental agencies that raise material issues regarding our financial statements and accounting or compliance policies;
•investigate, review and evaluate any potential “conflict of interest” (as defined below) and determine what action, if any, should be taken with respect to the matter; and regularly review and assess the effectiveness of the Board Conflict of Interest Policy and recommend any changes to the Board for approval; for these purposes, the term “conflicts of interest” refers to (a) any matter that the Board or management believes may involve the appearance or potential of a conflict of interest between Premier, Inc. or any of its affiliates and any officer or director of the Company or affiliate of an officer or director and (b) any material Related Party transaction (as such term is defined in the Board Conflict of Interest Policy), including transactions between the Company or any of its affiliates and any officer or director of the Company or affiliate officer or director of the Company; and
•review any metrics relating to environmental, social and governance (“ESG”) matters that are required to be publicly disclosed.
As described above, the Audit and Compliance Committee oversees our cybersecurity risk management strategy, which is designed to assess, identify, and manage material risks from cybersecurity threats, including the mitigation and response to cyber threats and incidents, and the Committee reviews periodic reports from the Company’s Chief Information Officer, including developments in cyber threat environment and cyber risk mitigation efforts.
In connection with its duties relating to oversight of our public disclosures of financial statements and other information, the Audit and Compliance Committee also oversees a Disclosure Committee that includes, among others, our General Counsel, Chief Accounting Officer and Chief Ethics and Compliance Officer.
The Audit and Compliance Committee has established a whistleblower policy to (i) facilitate reporting in good faith any complaint of inappropriate conduct and participation in the investigation of such complaint, (ii) encourage proper individual conduct, (iii) alert the Audit and Compliance Committee of potential issues before such inappropriate conduct has serious adverse consequences and (iv) instill protections for bringing such inappropriate conduct to our Company’s attention. Also, the whistleblower policy complies with the whistleblower policy requirements of Section 301 of the Sarbanes-Oxley Act of 2002.
In connection with its duties, the Audit and Compliance Committee reviews and evaluates, at least annually, the performance of the committee and its members, may obtain the advice and assistance of outside advisors, including consultants and legal and accounting advisors, and performs all acts reasonably necessary to fulfill its responsibilities and achieve its objectives.

Insider Trading, Hedging, and Pledging Restrictions
The information under “Insider Trading, Hedging, and Pledging Restrictions” in Part III, Item 11, of this Form 10-K/A below is incorporated into this Item 10 by reference.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation policies, programs and objectives, as they relate to compensation decisions we made for our NEOs during fiscal year 2025. Detailed compensation information is provided in tabular format with related narrative disclosure.
Named Executive Officers
Our named executive officers ("NEOs") for fiscal year 2025 include (i) our Chief Executive Officer (“CEO”), (ii) the two individuals that served as our Chief Financial Officer (“CFO”) at different times during fiscal year 2025, and (iii) each of the three most highly compensated executive officers, other than the CEO and CFOs, who were serving as executive officers as of the end of fiscal year 2025 (listed alphabetically after CEO and CFO in all tables within this CD&A).

Name	Title
Michael Alkire	President and Chief Executive Officer
Glenn Coleman(1)	Chief Administrative and Financial Officer
Craig McKasson(1)	Former Chief Administrative and Financial Officer
Andrew Brailo	Chief Commercial Officer
David Klatsky	General Counsel
David Zito(2)	President, Performance Services
(1)Mr. Coleman succeeded Mr. McKasson as our Chief Administrative and Financial Officer effective November 11, 2024. Mr. McKasson remained employed as an Executive Advisor from November 11, 2024 until his December 31, 2024 retirement date. We thereafter engaged Mr. McKasson as a consultant, a role that is expected to continue for two years following his retirement.
(2)Mr. Zito was hired as President, Performance Services effective December 6, 2024.
Contents
The CD&A has four sections:
•Section 1 – Executive Summary
•Section 2 – Executive Compensation Principles and Governance Practices
•Section 3 – Elements of our Executive Compensation Programs
•Section 4 – Additional Compensation Practices and Policies

Section 1 – Executive Summary
Linking Executive Compensation to Our Vision, Mission and Values
From serving our members, to improving healthcare in our communities, to investing in our people, our Vision, Mission and Values are at the heart of everything we do at Premier. Within this context, we design all of our compensation programs with the following core objectives:
•hiring and retaining exceptionally talented and high performing people who are passionate about our Vision and Mission and exemplify our Values; and
•driving sustained performance of our people to achieve challenging short- and long-term financial and operational goals that increase stockholder value
Our 2024 Stockholder Say-on-Pay Vote
We hold an annual stockholder advisory vote to approve the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote. At our 2024 annual meeting of stockholders, approximately 71.2% of stockholder votes were cast in favor of our say-on-pay resolution. While this reflects broad support for our compensation principles, programs, and governance practices, we were nevertheless disappointed by the outcome. We always strive to increase the level of stockholder support. For this reason, we continue to actively engage with our stockholders to solicit input and better understand their perspectives regarding our executive compensation programs. Stockholder feedback is very important to us, and we continue to take measured and appropriate steps to enhance transparency and disclosures regarding executive compensation.
We develop a proactive stockholder outreach program on an annual basis, structured based on the periods between our annual stockholder meetings. Our stockholder engagement team typically includes a director who sits on both the Compensation Committee and Nominating and Governance Committee of the Board as well as management from finance, human resources and investor relations. Since our 2024 Annual Meeting of Stockholders, we engaged in outreach to stockholders representing approximately half of our outstanding shares of common stock as of March 2025 (the reference for our most recent outreach program), leading to meetings with holders of approximately a quarter of those outstanding shares. These recent and past stockholder engagement meetings have helped shape our thoughts on our compensation principles, programs and governance practices as well our related disclosures.
Based on stockholder feedback, we have made important changes to our executive compensation in recent years. Effective for fiscal year 2024, we adopted free cash flow as a financial metric for our annual incentive plan, weighted equally with revenue and adjusted EBITDA. Also, effective for fiscal year 2025, we added net revenue as a second and equally-weighted measure along with adjusted earnings per share for our annual performance share awards to balance our focus on top- and bottom-line growth and more clearly measure our long-term ability to diversify our offerings and grow the core business through new and existing customers. Lastly, also effective for fiscal year 2025, we enhanced the pay-for-performance purpose of our annual NEO equity award program by increasing the portion of those awards that are performance share awards (as opposed to time-based awards) from 60% to 70% of the total incentive equity awarded. As we continue our engagement with stockholders, we will continue to solicit further input and consider further changes to our compensation programs.

Section 2 – Executive Compensation Principles and Governance Practices
The Compensation Committee of our Board is generally responsible for administering our executive compensation programs. The Compensation Committee adopts our executive compensation principles and implements governance practices to promote and protect our stockholders’ interests and based on the principles and objectives described below. The compensation for Mr. Alkire, our CEO, is approved by the Board based on the analysis and recommendation of the Compensation Committee. The compensation for our other NEOs is reviewed and approved by the Compensation Committee.
Our Compensation Practices
The table below outlines the foundational principles used in the design of our executive compensation program and the practices that govern the program.
What We Do
•Allocate a significant portion of the annual target compensation for executives to variable at-risk incentives
•Incorporate rigorous short- and long-term performance goals in our incentive programs in alignment with our long-term strategic growth objectives
•Benchmark compensation levels and structure relative to a comparable group of peer companies
•Retain Mercer as our independent compensation consultant to advise us on our executive compensation programs
•Cap payouts for the annual and performance-based long-term incentives at 150% of target
•Maintain stock ownership requirements for executives
•Mandate that our NEOs trade equity exclusively via SEC Rule 10b5-1 trading plans, which can be established only during open trading windows and require an extended cooling off period before trades can be executed
•Maintain a clawback policy applicable to all incentive awards
•Use restrictive covenants including non-compete protections consistent with applicable law
What We Don’t Do
•Focus on short-term results at the expense of long-term objectives
•Allow margining, derivative or speculative transactions, such as hedges, pledges and short sales by our NEOs
•Provide tax gross-up payments
•Re-price “under water” outstanding stock options without stockholder approval
•Provide separate employer-paid supplemental pensions for our executives
•Provide automatic change in control “single-trigger” equity award vesting or severance benefits
•Incentivize excessively risky business decisions
Executive Compensation Key Objectives
In setting and overseeing our executive compensation programs, the Compensation Committee focuses on the following key objectives:
•attract and retain exceptional and diverse executive talent;
•support business objectives;
•encourage the creation of stockholder value by focusing executive pay more on long-term equity compensation than short-term compensation;
•recognize our unique business structure and focus;
•reflect the broad and diverse spectrum of talent in the market; and
•provide reward opportunities consistent with business performance.

We design our executive compensation programs in support of these objectives by doing the following:

Using a mix of fixed and variable compensation	We heavily weight our NEOs’ compensation mix toward variable, at-risk compensation so that our program encourages behaviors that align to our short- and long-term performance.
Requiring NEOs to be significant stockholders
We require our NEOs to own specified levels of Premier stock under our Stock Ownership Guidelines to enhance alignment of executive and stockholder interests. As further described below in this Form 10-K/A, in fiscal year 2025 we increased the required ownership levels for certain of our NEOs.

Regularly reviewing our compensation programs to pay competitively
We review our executive compensation program at least annually versus our peer group to evaluate competitive compensation levels and alignment with the external market to attract and retain exceptional leaders with strong, balanced skills. The Compensation Committee also reviews our peer group annually to ensure that we continue to pay competitively.

Role of the Compensation Consultant
During our fiscal year 2025, the Compensation Committee directly retained the services of Mercer to provide advice and recommendations to the Compensation Committee on executive officer compensation programs. Mercer’s fees for executive compensation consulting to the Compensation Committee for fiscal year 2025 were approximately $231,000.
During fiscal year 2025, Mercer provided the following services to the Compensation Committee related to executive officer compensation:
•attended meetings of the Compensation Committee as the Committee’s advisor;
•evaluated the competitive positioning of our executive officers’ base salaries, annual incentive and long-term incentive compensation relative to our peer companies;
•advised on target award levels within the annual and long-term incentive plans and, as needed, on actual compensation actions;
•assessed the alignment of executive officer compensation levels relative to our performance against our peer companies and relative to the Compensation Committee’s articulated compensation philosophy;
•provided advice on the design of our annual and long-term incentive plans; and
•advised on the performance measures and performance targets for the annual and long-term incentive programs.
During fiscal year 2025, management retained the services of Marsh & McLennan Companies, Inc. subsidiary Marsh & McLennan Agency LLC, an affiliate of Mercer, to provide insurance services. The aggregate fee paid for insurance services for fiscal year 2025 was approximately $330,000. The decision to engage this Mercer affiliate for insurance services was made by management. Neither the Board nor the Compensation Committee are required to provide (and management did not seek) pre-approval of these services.
Based in part on the policies and procedures Mercer and the Compensation Committee have in place, the Compensation Committee believes that the advice it receives from Mercer is objective and not influenced by Mercer’s or its affiliates’ relationships with Premier and that Mercer does not have any conflict of interest in providing these services. These policies and procedures include:
•the executive compensation consultant receives no incentive or other compensation based on the fees charged to us for other services provided by Mercer or any of its affiliates;
•the executive compensation consultant is not responsible for selling other Mercer or affiliate services to us;
•Mercer’s professional standards prohibit the executive compensation consultant from considering any other relationships Mercer or any of its affiliates may have with us in rendering his or her advice and recommendations;
•the Compensation Committee has the sole authority to retain and terminate the executive compensation consultant;
•the executive compensation consultant has direct access to the Compensation Committee without management intervention;
•the Compensation Committee evaluates the quality and objectivity of the services provided by the executive compensation consultant each year and determines whether to continue to retain the consultant; and
•the protocols for the engagement (described below) limit how the executive compensation consultant may interact with management.
While it is necessary for the executive compensation consultant to interact with management to gather information, the Compensation Committee has adopted protocols governing if and when the executive compensation consultant’s advice and recommendations can be shared with management. These protocols are included in the Compensation Committee’s engagement letter with Mercer. The Compensation Committee also determines the appropriate forum for receiving the executive compensation consultant’s recommendations. Where appropriate, management invitees are present to provide context for the recommendations.
Our Peer Group
We use a peer group of companies to analyze external market compensation practices. We consider this information when implementing competitive and performance-driving compensation packages for our NEOs and other executive officers. With input from management and Mercer, the Compensation Committee reviews the peer group annually so that its size and composition remain appropriate. Each year, we compare our compensation programs with those of our peer group and assess whether our executive compensation programs and target compensation levels are consistent with market practice.
The Compensation Committee established our peer group from publicly traded companies and considers characteristics such as: industry, business and services descriptions; company size including revenue, market capitalization, earnings and/or other consolidated financial metrics; competitors for our talent; and other factors. Based on these considerations and input from Mercer and our management, the Compensation Committee reviewed and approved our peer group for fiscal year 2025 to include the following 14 companies:

• AMN Healthcare Services, Inc.	• ICF International, Inc.
• ASGN Incorporated	• Omnicell, Inc.
• Dentsply Sirona Inc.	• Owens & Minor, Inc.
• Envista Holdings Corporation	• Patterson Companies, Inc.
• Evolent Health, Inc.	• Pediatrix Medical Group, Inc.
• FTI Consulting, Inc.	• R1 RCM Inc.
• Huron Consulting Group, Inc.	• Veradigm, Inc.
The Compensation Committee refreshed our peer group for fiscal year 2025 by removing prior member Amedisys, Inc. and adding Enivsta Holdings Corporation and ICF International Inc. The Compensation Committee determined that Amedisys, Inc. was no longer a suitable peer due to a publicly announced strategic transaction. Envista Holdings Corporation and ICF International, Inc. were added based primarily on financial, business, industry and other factors. As we grow and evolve, and as the companies in our peer group change (e.g., due to merger, acquisition or delisting), the Compensation Committee will continue to review and reconfigure our peer group as appropriate (e.g., an updated peer group has been established for fiscal year 2026).
Our Competitive Positioning
The Compensation Committee reviews the median peer group data for total direct compensation (at target), including base salary and annual and long-term incentives. Company and individual performance and other factors, including potential succession, ultimately determine where target compensation for our NEOs is positioned.
In determining appropriate compensation levels for our NEOs, the Compensation Committee reviews compensation levels for executives in similarly situated roles at companies in our peer group and in general survey data. At the request of the Compensation Committee, Mercer performs benchmarking for our executives and works with our executive management to provide compensation recommendations.
Our Pay Mix
The pay mix of the target total compensation of our executive officers is an important aspect of our executive compensation program, which focuses on at-risk performance-based compensation that is designed to drive annual and long-term performance, enhance retention, and maintain competitiveness with the external marketplace.
The charts below illustrate the pay mix for the fiscal year 2025 target total compensation for our CEO as well as the average for all other NEOs other than David Zito (who was hired in December 2025 and therefore did not participate in the 2025 annual equity award program). The target total compensation includes cash-based incentives (annual base salary and target annual bonus for fiscal year 2025) and target long-term equity incentives (awarded in fiscal year 2025). As reflected in the charts, performance-based incentives (target annual bonus and target long-term equity incentives) represent a substantial majority of our NEOs’ target total direct compensation.

Section 3 - Elements of Our Executive Compensation Programs
Below is a summary of our executive compensation program that applies to our NEOs. In addition to the elements summarized below, our NEOs are eligible to participate in a voluntary non-qualified deferred compensation plan and a company-wide defined contribution (i.e., 401(k) savings) program. A more detailed description of our executive compensation program elements and any relevant fiscal year 2025 actions follows this table.

Equity Program
Pay Element	Base Salary	Annual Incentive Program	Performance-based Stock Units (“PSAs”)	Time-based Restricted Stock Units (“RSUs”)
Description	•Ongoing fixed cash compensation
•Annual cash incentive plan based on target amounts for each NEO
•Actual awards may be higher or lower than target based on business performance
•Awards are 0% of target for below-threshold performance or 50% to 150% of target for above-threshold performance

•Shares of stock are earned based on our performance during a 3-year performance cycle if pre-determined performance goals are achieved
•Awards are 0% of target for below-threshold performance or 50% to 150% of target for above-threshold performance

•RSUs vest at defined times subject to continued service requirement
Purpose	•Attract and retain exceptional and diverse talent •Reflect business expectations, competencies and values
•Motivate achievement of Premier’s annual financial, member and strategic objectives
•Reflect challenges and share in risk with our performance
•Balance business unit and corporate focus
•Provide an annual balanced focus relative to long-term (equity) incentive plan objectives

•Motivate sustained achievement of long-term earnings or other growth goals(2)
•Align NEOs’ interests with stockholders’ interests including maximizing stockholder return
•Enhance retention
•Provide a long-term balanced focus relative to annual incentive plan objectives

Equity Program
Pay Element	Base Salary	Annual Incentive Program	Performance-based Stock Units (“PSAs”)	Time-based Restricted Stock Units (“RSUs”)
Who Receives	All NEOs
When Granted/Paid	Reviewed annually, paid semi-monthly	Paid within 2.5 months after fiscal year end	Generally granted annually in August
Form of Delivery	Cash		Premier Common Stock
Type of Performance	Short-term/Annual		Long-term
Performance/Vesting Period (1)	N/A	1-Year Performance Cycle	3-Year Performance Cycle	Vests in equal annual installments over 3 years
Performance Measures	Competencies, values, individual performance, long-term potential	Net Revenue growth, Non-GAAP Adjusted EBITDA growth, Non-GAAP Free Cash Flow, Key Strategic Objectives	Non-GAAP Adjusted EPS and Net Revenue (2)	N/A
(1)Subject to accelerated or pro rata vesting based on certain events such as a change in control in conjunction with a secondary condition or the employee’s death, disability or other qualifying termination of service.
(2)Beginning with our 2025 fiscal year, in response to stockholder feedback, PSAs are based on equally-weighted Non-GAAP Adjusted EPS and Net Revenue with annual targets within a three-year performance cycle.
Base Salary
Overview
Base salary is the fixed pay element of our total direct compensation paid to our NEOs throughout the year for performing their day-to-day responsibilities. The Compensation Committee reviews the base salaries for NEOs in similarly situated roles in our peer group and general industry survey data, and determines NEOs’ salaries based on roles, responsibilities, supply/demand for talent in the market, Company and individual performance and potential to assume roles with a higher level of responsibility and experience. The Compensation Committee reviews each NEO’s base salary annually, or more frequently if there is a change in a NEO’s scope of responsibilities, and considers whether base salary increases are warranted. The base salary for Mr. Alkire, our CEO, is approved by the Board based on the analysis and recommendation of the Compensation Committee. The base salary for our other NEOs is reviewed and approved by the Compensation Committee. Base salary changes, if any, are generally effective September 1 for all our employees, including NEOs.
2025 Actions
The following table sets forth our NEO annual base salaries for fiscal years 2024 and 2025. As set forth in the table, Mr. Brailo's base salary was increased for fiscal year 2025. The Compensation Committee approved the increase to incentivize Mr. Brailo’s continued performance and promote his retention in light of the highly competitive nature of the market for executive talent and the perceived impact the loss of any of these executives would have on the Company’s ability to implement its operational and strategic goals.

Name	2024 Base Salary	2025 Base Salary	Change
Michael Alkire	$1,100,000	$1,100,000	—%
Glenn Coleman(1)	N/A	700,000	N/A
Craig McKasson(1)	685,000	685,000	—%
Andrew Brailo	540,000	560,000	3.7%
David Klatsky	535,343	535,343	—%
David Zito(1)	N/A	765,000	N/A
(1)Mr. Coleman succeeded Mr. McKasson as our Chief Administrative and Financial Officer effective November 11, 2024, and Mr. McKasson thereafter remained employed as an Executive Advisor until his retirement on December 31, 2024. Mr. Zito was hired as President, Performance Services effective December 6, 2024. Their respective fiscal year 2025 annual base salaries as reported in the table were paid on a pro-rated basis according to each of their respective periods of employment in fiscal year 2025.

Our Annual Incentive Plan
Overview
Our Annual Incentive Compensation Plan (“AIP”) is a one-year, cash-based incentive designed to reward NEOs and other executive officers and employees for delivering annual financial, member, customer, and strategic results relative to pre-established performance targets during a fiscal year. The Compensation Committee works with Mercer and the Company’s management to determine the AIP structure, performance metrics and related threshold, target and stretch goals for our NEOs at the beginning of each fiscal year. At the end of the fiscal year, the Compensation Committee determines the actual payment amount for each NEO based on results of the Company’s performance against established goals. AIP determinations by the Compensation Committee for our CEO are subject to Board approval.
For all of our NEOs, the fiscal year 2025 AIP was based 60% on financial performance goals and 40% on goals based on certain key strategic objectives, collectively called the “Corporate Score.” The financial performance goals for the Corporate Score, equally weighted, were targets for consolidated net revenue, consolidated Non-GAAP Adjusted EBITDA, and Non-GAAP Free Cash Flow. Payouts for key strategic objective goals were weighted equally for each of the following four objectives for all of our NEOs: achieving targeted levels of digital supply chain agreements with manufacturers; achieving targeted levels of contract penetration within existing GPO accounts; cross-selling as measured by targeted levels of increased Premier solutions used by member hospitals and health systems; and expanding the customer footprint as measured by targeted levels of new Premier customers for certain products and services. Mr. Zito’s December 2024 new hire compensation package originally provided for a fiscal year 2025 AIP payout based on a combination of the Corporate Score and certain Performance Services performance metrics. However, in August 2025, in connection with approval of the fiscal year 2025 AIP payouts, the Compensation Committee determined to pay Mr. Zito entirely based on the Corporate Score, consistent with the other NEOs. The Compensation Committee made this determination considering, among other factors, the belief that Mr. Zito’s effective oversight of the Performance Services business was not fully reflected in fiscal year 2025 performance because he joined the Company midway through the year.
Targets for our performance goals are designed to be challenging based on the likelihood of attainment and they incorporate historical and potential future achievement analyses. For the Corporate Score, the Compensation Committee used equal weightings for each of consolidated net revenue, consolidated Non-GAAP Adjusted EBITDA, and Non-GAAP Free Cash Flow, as it believes using both revenue and profitability measures helps drive a balance of top- and bottom-line performance so that increasing revenue does not come at the expense of declining profitability, and that using a cash flow measure helps drive operational health and efficiency. The Compensation Committee uses strategic metrics in addition to financial metrics because strategic metrics foster alignment with significant strategies undertaken as part of our business growth strategies. More generally, the Compensation Committee believes the overall use of these financial and strategic objectives incentivizes our NEOs to collaborate on and align to a company-wide focus. We do not publicly disclose full information about specific goals or performance targets related to strategic objectives, as we believe that revealing these goals and targets would provide competitors and other third parties with insights into our confidential planning and strategies, thus potentially harming us competitively, as well as our stockholders.
Additional descriptions of the individual performance metrics used for our 2025 AIP, including the definitions of the non-GAAP financial metrics, and the rationales for the use of each metric, are set forth below in this Item 11 in the section entitled “Annual Incentive Compensation Plan and Equity Plan Metrics Definitions”.
2025 Actions
Our NEOs’ target AIP opportunities did not change from fiscal year 2024 to fiscal year 2025 (for those NEOs who were employed in both fiscal years). Our NEOs’ fiscal year 2024 and 2025 target AIP percentages are set out in the table below.

Name	2024 Annual Incentive Plan Target (% of base salary)	2025 Annual Incentive Plan Target (% of base salary)
Michael Alkire	150%	150%
Glenn Coleman(1)	N/A	125%
Craig McKasson(1)	125%	125%
Andrew Brailo	75%	75%
David Klatsky	75%	75%
David Zito(1)	N/A	85%
(1)Mr. Coleman, Mr. McKasson, and Mr. Zito were employed for only part of fiscal year 2025. In each case, their fiscal year 2025 AIP payouts were pro-rated based on their respective periods of employment during fiscal year 2025.

Annual Incentive Plan Calculation
The Compensation Committee used the calculation below to determine fiscal year 2025 annual incentive plan payouts for our NEOs.

Name	Annual Base Salary as of June 30, 2025	X	Target Annual Award Opportunity (% of Annual Base Salary)	X	Achievement Percentage Earned (0% or 50%—150%) (Rounded)	=	Actual FY2025 AIP Payouts(1)
Michael Alkire	$1,100,000		150%		113.3%		$1,869,780
Glenn Coleman	700,000		125%		113.3%		630,245
Craig McKasson	685,000		125%		113.3%		489,061
Andrew Brailo	560,000		75%		113.3%		475,944
David Klatsky	535,343		75%		113.3%		454,987
David Zito	765,000		85%		113.3%		417,892
(1)For Mr. Coleman, Mr. McKasson, and Mr. Zito, the AIP payout shown in the table was determined in accordance with the AIP formula (annual base salary x target opportunity x achievement percentage) but pro-rated (reduced) reflecting their respective periods of employment during fiscal year 2025.
Corporate Performance Score
The fiscal year 2025 AIP payouts for all of our NEOs were solely based on the Corporate Score, for which the metrics, weightings, goals and payout ranges are summarized in the table below.

Corporate Performance Metrics(1)	Weighting	Performance Goals(2)			Payout Range(3)	Achievement
		Threshold(3)	Target(3)	Stretch(3)		2025 Actual Performance(4)	Achievement of Target	Payout Percentage(5)
Consolidated Net Revenue(4)	20.0%	$854.8	$959.3	$978.3	0% - 150%	$919.4	80.9%	16.2%
Non-GAAP Consolidated Adjusted EBITDA(4)	20.0%	237.8	266.9	272.2		260.4	88.9%	17.8%
Non-GAAP Free Cash Flow	20.0%	130.8	146.7	149.6		178.4	150.0%	30.0%
Key Strategic Objectives(6)	40.0%	50.0%	100.0%	150.0%		123.1%	123.1%	49.3%
						Corporate Score		113.3%
(1)See the Annual Incentive Plan and Equity Plan Metrics Definitions section below and in Exhibit 99.1 to this Form 10-K/A for the descriptions of these performance metrics and a reconciliation of the non-GAAP financial measures to the comparable GAAP financial measures. Non-GAAP financial measures should not be considered in isolation from, or as an alternative to, their comparable GAAP measures. Also, refer to note (5) below for an explanation of additional adjustments to these performance metrics for purposes of the fiscal 2025 AIP.
(2)In millions for Consolidated Net Revenue, Non-GAAP Consolidated Adjusted EBITDA, and Non-GAAP Free Cash Flow.
(3)The payout range for each metric is 50% at threshold, 100% at target and 150% at or above stretch performance. The payout percentage for performance below threshold is 0%. The total fiscal year 2025 AIP award is capped at 150% of target.
(4)For purposes of the fiscal year 2025 AIP, Consolidated Net Revenue goals and achievements exclude the impact of the Contigo Health business and the impact of revenues from non-healthcare GPO member contracts that were previously sold to OMNIA Partners, LLC (the “OMNIA transaction”). The Consolidated Net Revenue reported in our the Original Filing of $1,012.6 million was reduced by $26.7 million and $66.5 million for the impact of the Contigo Health business and the impact of revenues from the OMNIA transaction, respectively, resulting in 2025 Actual Performance for purposes of fiscal year 2025 AIP of $919.4 million. Additionally, Non-GAAP Consolidated Adjusted EBITDA goals and achievement also exclude the impact of the Contigo Health business. See Exhibit 99.1 to this Form 10-K/A for a reconciliation of this adjustment to the comparable GAAP and non-GAAP measures that we report. These modifications for the fiscal 2025 AIP were approved by the Compensation Committee because (i) in the case of the adjustments to Consolidated Net Revenue and Non-GAAP Consolidated Adjusted EBITDA for the Contigo Health business, we anticipated that Contigo Health would be sold, partnered or wound-down and therefore the Committee did not believe the impact should be considered in evaluating our operating performance and (ii) in the case of the adjustment to Consolidated Net Revenue to exclude the impacts of the OMNIA transaction, the Committee believed that our performance should not incorporate the benefit of revenues that were sold, and that we are therefore obligated to pass through, to OMNIA (and the adjustment is consistent with the treatment of the OMNIA revenues for purposes of our non-GAAP definitions of Adjusted EBITDA and Free Cash Flow).
(5)Calculated as the weighting for each metric multiplied by the Achievement of Target column, based on the performance goal table. Percentages reflect interpolation between threshold and target, or target and stretch achievement, as applicable, and are rounded.
(6)The Key Strategic Objectives performance score reflects the aggregate performance scoring of each of the individual strategic measures that comprise the Key Strategic Objectives.
The tables below sets out the achievement percentages, target payouts and actual fiscal year 2025 annual incentive plan payouts for each NEO.

NEO	FY 2025 Corporate Score Percentage	Target FY 2025 AIP Payouts (100% Payout)	Proration Factor	Actual FY 2025 AIP Payouts(1)
Michael Alkire	113.3%	$1,650,000	100.0%	$1,869,780
Glenn Coleman(1)	113.3%	875,000	63.3%	630,245
Craig McKasson(1)	113.3%	856,250	50.0%	489,061
Andrew Brailo	113.3%	420,000	100.0%	475,944
David Klatsky	113.3%	401,507	100.0%	454,987
David Zito(1)	113.3%	650,250	56.4%	417,892
(1)For Mr. Coleman, Mr. McKasson, and Mr. Zito, the proration factor reflects the pro-rated reduction in their fiscal year 2025 AIP payouts based on their respective periods of employment during fiscal year 2025.
Our Equity Plan
Overview
We design our equity grants to align our NEOs’ interests with those of our stockholders. In fiscal year 2025, the Compensation Committee granted fiscal year 2025 annual equity awards to our NEOs, whereby 70% of the grant represented performance-based restricted stock unit awards (“PSA”) based on target payouts, and 30% of the grant represented time-based restricted stock unit awards (“RSUs”), as outlined in the chart below.
These award types are, together, designed to focus management on driving achievement of long-term financial growth goals and maximizing stockholder return, provide a long-term balanced focus relative to annual incentive plan objectives, and enhance retention. The Compensation Committee feels this mix of the two award types provides proper alignment with stockholders’ interests and has an appropriate emphasis on long-term company performance. The Compensation Committee also believes this mix of equity vehicles supports our long-term objectives and pay-for-performance philosophy by emphasizing PSAs (performance-based equity awards) over RSUs (time-based equity awards). Furthermore, to enhance the pay-for-performance purpose of the annual NEO equity award program, for fiscal year 2025 the Compensation Committee increased the portion of those awards that are PSAs from 60% to 70% of the total incentive equity awarded.
The Compensation Committee determines the type of awards to be granted and the amount of individual awards granted to NEOs (subject to Board approval in the case of our CEO), based on an analysis of competitive long-term incentive market practices within our peer group generally, and across healthcare supply chain, technology and general industries (based on compensation surveys) for each executive’s position.
The annual grant date for PSAs and RSUs is typically in the second month of the fiscal year; fiscal year 2025 equity awards were granted on August 23, 2024.
In addition to our annual equity award program, we may from time to time issue equity awards in connection with new hires, promotions, or other circumstances. For example, as further described below, during fiscal year 2025 we granted new-hire equity awards to Glenn Coleman, who was hired as our Chief Administrative and Financial Officer, and David Zito, who was hired as our President, Performance Services.

Our equity awards are issued under our stockholder-approved 2023 Equity Incentive Plan, although we have outstanding awards previously issued under our expired 2013 Equity Incentive Plan. The 2023 Equity Incentive Plan authorizes various types of equity awards, but all of the equity awards granted during fiscal year 2025 were RSUs and PSAs. PSAs and RSUs are equity awards that represent the right to payment (or settlement) in the form of a specified number of shares of our common stock upon achievement of the specified time-based or performance-based vesting conditions.
Fiscal Year 2025 Annual Equity Award Program Grants
NEOs’ equity target awards are expressed as a percentage of annual base salary and are determined by the Compensation Committee annually (subject to Board approval for our CEO) based on each NEO’s role, responsibilities, external market information (including the long-term incentive practices of our peer group) and long-term NEO potential and performance. The annual equity awards are then allocated between PSAs and RSUs, and as noted above for fiscal year 2025 the NEO annual equity awards were allocated 70% as PSAs and 30% as RSUs. As further described below, for the fiscal year 2025 PSAs, in response to stockholder feedback and other considerations, the Compensation Committee added Net Revenue as a second and equally-weighted performance measure along with Non-GAAP Adjusted Earnings Per Share. The following table demonstrates the calculation for the number of awards granted and then the number of shares that are issued in settlement of those awards upon vesting:
No changes were made to our NEOs’ annual equity award program target percentages in fiscal year 2025. Our NEOs’ fiscal year 2024 and 2025 target equity incentive percentages are set out in the table below.

Name	2024 Annual Equity Incentive Plan Target (% of base salary)	2025 Annual Equity Incentive Plan Target (% of base salary)
Michael Alkire	500%	500%
Glenn Coleman	N/A	390%(1)
Craig McKasson	325%	325%
Andrew Brailo	180%	180%
David Klatsky	200%	200%
David Zito	N/A	N/A(2)
(1)Mr. Coleman’s employment commenced on November 11, 2024, and under the terms of his employment he was eligible to participate in the fiscal year 2025 annual equity award program, but his award was a pro-rated (reduced) amount from his target based on the timing of the commencement of his employment.
(2)Mr. Zito’s employment commenced on December 6, 2024, and under the terms of his employment he was not eligible for any fiscal year 2025 annual equity awards.

The fiscal year 2025 annual equity grants for our NEOs are summarized in the table below:

NEO	Annual Base Salary as of June 30, 2025	Equity Target Award (% of Base Salary)	Target Award	Performance Shares Grant Value – 70%	RSUs Grant Value – 30%	Performance Shares (#)	RSUs (#)
Michael Alkire	$1,100,000	500%	$5,500,000	$3,850,000	$1,650,000	187,805	80,488
Glenn Coleman	700,000	390%	2,047,500(1)	1,433,250	614,250	62,046	26,591
Craig McKasson	685,000	325%	2,226,250	1,558,375	667,875	76,019	32,580
Andrew Brailo	560,000	180%	1,008,000	705,600	302,400	34,420	14,752
David Klatsky	535,343	200%	1,070,686	749,480	321,206	36,561	15,669
David Zito	765,000	—%	—	—	—	—	—
(1)The amount shown is the pro-rated (reduced) amount of fiscal year 2025 annual equity awards that we agreed to grant to Mr. Coleman under the terms of his employment based on the timing of the commencement of his employment. These are separate from the new-hire equity awards he was also granted as described below under New Hire Equity Awards.
Fiscal Year 2025 Performance Share and RSU Grant Terms and Conditions
The number of fiscal year 2025 PSAs granted to our NEOs was based on the target grant value of their PSAs shown in the table above and the closing price of our common stock on the grant date, August 23, 2024 (the “Grant Date”). Similarly, the number of fiscal year 2025 RSUs granted to our NEOs was based on the grant value of their RSUs and the closing price of our common stock on the Grant Date.
The fiscal year 2025 PSAs are for the fiscal three-year performance cycle beginning July 1, 2024, and ending June 30, 2027. Following the end of the performance cycle, the Compensation Committee will determine the extent to which the PSAs have vested, if at all, and we will then deliver shares of our common stock in settlement of vested PSAs based on performance results. For performance below threshold, no shares of our common stock will vest and be delivered; for performance at threshold, 50% of target shares of our common stock will vest and be delivered; at target, 100% of target shares will be vest and be delivered; at stretch, 150% of target shares will vest and be delivered. For performance between threshold and target or between target and stretch, the Compensation Committee will use straight-line interpolation to determine results and corresponding share amounts. Provided the Compensation Committee certifies performance at or above the threshold level, shares of our common stock will generally vest and be delivered in settlement of the PSAs in the first fiscal quarter following the end of the performance cycle. See the Grants of Plan-Based Awards in Fiscal Year 2025 table in the Compensation Tables section of this Item 11 below for potential share amounts based on threshold, target and stretch performance.
The fiscal year 2025 RSUs vest in three equal installments on the three anniversaries following the Grant Date.
Fiscal Year 2025 Performance Goals
The performance goals for the fiscal year 2025 PSAs are Non-GAAP Adjusted Earnings Per Share (“Non-GAAP Adjusted EPS”) and Net Revenue. See the Annual Incentive Compensation Plan and Equity Plan Metrics Definitions section in this Item 11 below and Exhibit 99.1 to this Form 10-K/A for a description of these metrics. In prior years, our PSAs were based solely on Non-GAAP Adjusted EPS. However, based on stockholder feedback and other considerations, the Compensation Committee added Net Revenue as a second and equally-weighted performance measure along with Non-GAAP Adjusted EPS. We believe the performance awards are well designed with these two measures in combination because they:
•balance the focus of the awards on both our top- and bottom-line growth;
•incorporate critical indicators of the long-term operational strength of our business, including the ability to diversify our offerings and grow our core business through existing and new customers, provide cash flows necessary to execute on our business and growth strategies, and fund strategic capital expenditures; and
•align the awards with long-term stockholder value creation.
The actual number of shares that will vest and be delivered to our NEOs at the end of the three-year performance cycle pursuant to the fiscal year 2025 PSAs will be based 50% on Non-GAAP Adjusted EPS performance and 50% on Net Revenue. Performance will be measured based on separate threshold, target and stretch metrics for each of these measures for each fiscal year within the performance cycle (and not aggregate metrics for the entire three-year performance period). The metrics for fiscal year 2025 were established when the fiscal year 2025 PSAs were approved, and the metrics for the other fiscal years within the performance cycle are to be established by the Compensation Committee at the beginning of each of those fiscal years.
The fiscal year 2025 threshold, target and stretch targets for these awards were as follows: for Non-GAAP Adjusted EPS, $1.21, $1.35, and $1.46, respectively; and for Net Revenue, $854,848, $959,330, and $978,326, respectively. Based on our fiscal year 2025 financial results, these awards achieved 115.5% of target for fiscal year 2025, and accordingly the number of shares allocated to fiscal year 2025 performance that may be issued under these awards to our named executive officers are as follows: Mr. Alkire, 72,305 shares; Mr. Coleman, 23,888 shares; Mr. Brailo, 13,252 shares; and Mr. Klatsky, 14,076 shares. However, these shares have not yet been earned as vesting remains subject to Compensation Committee certification of the results for all three years in the performance cycle after the end of such performance cycle as well as continuing employment through the end of such performance cycle. For Mr. Coleman, this amount is separate from the new hire awards also granted to him as described below under New Hire Equity Awards.
We do not disclose the specific Non-GAAP Adjusted EPS and Net Revenue targets associated with current or future fiscal periods due to the proprietary and sensitive nature of the information. The full information about the performance goals and measures and the actual performance result achieved will be disclosed following the completion of the applicable performance period.
Amounts Earned under Fiscal Year 2023 PSAs
Fiscal year 2023 PSAs were subject to vesting based on an aggregate Non-GAAP Adjusted EPS goal during the performance cycle beginning July 1, 2022 and ending June 30, 2025. The targets for this goal are set forth in the table below.

2023-2025 Performance Cycle Results
PSAs Metric(1)	Weighting	Threshold 50%	Target 100%	Stretch 150%	Actual Performance	Achievement Percentage
Aggregate FY 2023-2025 Non-GAAP Adjusted EPS	100%	$8.73	$9.59	$9.94	$6.50	0%
(1)As these awards were issued in fiscal year 2023, the aggregate performance share goal targets are based on the fiscal year 2023 definition of Non-GAAP Adjusted EPS. However, actual performance amounts were calculated consistently across all applicable fiscal years based on the current Non-GAAP Adjusted EPS definition. See Exhibit 99.1 to this Form 10-K/A for the description of this measure as applied to these awards and a reconciliation to the comparable GAAP financial measure. Non-GAAP financial measures should not be considered in isolation from, or as an alternative to, their comparable GAAP measures.
The number of shares delivered to our NEOs under the 2023 PSAs would have been equal to the target number of PSAs multiplied by the achievement percentage determined by the Compensation Committee. However, given that threshold performance was not achieved under the 2023 PSAs, no shares were delivered pursuant to those awards and they have been cancelled.
New Hire Equity Awards
We hired Glenn Coleman as our Chief Administrative and Financial Officer effective November 11, 2024, and we hired David Zito as our President, Performance Services effective December 6, 2024. In both cases, we offered competitive compensation packages to attract, retain and motivate them in alignment with our business strategies and the interests of our stockholders. These pay packages included the following new-hire equity awards:
•Mr. Coleman was granted a target number of 38,962 PSAs, which are subject to the terms and conditions of our fiscal year 2025 annual PSAs, and 116,884 RSUs which vest in three equal installments on the three anniversaries following the November 11, 2024 grant date (these new-hire awards are in addition to his participation in the fiscal year 2025 annual equity award program as described above); and
•Mr. Zito was granted a target number of 64,785 PSAs, which are subject to the terms and conditions of our fiscal year 2025 annual PSAs, and 27,765 RSUs which vest in three equal installments on the three anniversaries following the December 6, 2024 grant date.
Based on our fiscal year 2025 financial results, the number of shares allocated to fiscal year 2025 performance that may be issued under the new hire PSAs to Mr. Coleman is 15,001, and to Mr. Zito is 24,943. However, these shares have not yet been earned as vesting remains subject to Compensation Committee certification of the results for all three years in the performance cycle after the end of such performance cycle as well as continuing employment through the end of such performance cycle.

Timing of Stock Option and other Equity Award Grants
Although we do not have a formal policy regarding the timing of stock option grants, we do not time the grant of stock options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option or other equity award grant dates for the purpose of affecting the value of any NEO or other executive officer or employee equity award. During our 2025 fiscal year, none of our NEOs or other executive officers or employees were granted any options to purchase shares of our common stock.
Annual Incentive Compensation Plan and Equity Plan Metrics Definitions
The table below describes the performance metrics we used for our NEOs’ incentive plans for fiscal year 2025 and the rationale for each. As indicated below, some of these metrics are non-GAAP financial measures. See Exhibit 99.1 to this Form 10-K/A and Part II, Item 7 of the Original Filing for additional information on our use of non-GAAP financial measures and definitions of terms used in the table below as well as reconciliations to comparable GAAP financial measures.

Metric	Definitions	Rationale
Revenue
Revenue is net revenue and consists of net administrative fees revenue and software licenses, other services and support revenue. Net administrative fees revenue consists of net GPO administrative fees in the Supply Chain Services segment. Software licenses, other services and support revenue consists of revenue in the Supply Chain Services and Performance Services segments. Supply Chain Services revenue is primarily fees generated through the GPO, supply chain co-management activities, and the procure-to-pay business. Performance Services revenue is primarily fees generated in connection with our SaaS-based clinical analytics products subscriptions, enterprise analytics licenses, professional fees for consulting services and other miscellaneous revenue, including PINC AI data licenses, performance improvement collaboratives, insurance services management fees, and commissions from endorsed commercial insurance programs. We recognize revenue in accordance with GAAP; please refer to Note 2—Significant Accounting Policies of the Original Filing for more information.
Revenue measures the top-line growth of the business through our diversification of offerings and core business growth with new and existing members.
Non-GAAP Adjusted EBITDA
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
Adjusted EBITDA is an indicator of the operational strength and performance of the business. The Compensation Committee believes that Adjusted EBITDA reflects the items that management has under its control through operational performance. Adjusted EBITDA allows the Compensation Committee and management to make financial, operating and strategic decisions and assess performance on a consistent basis from period to period without regard to financing methods and capital structure and without the impact of other matters that management does not consider indicative of the operating performance of the business.

Metric	Definitions	Rationale
Non-GAAP Free Cash Flow (“Free Cash Flow”)	We define Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange and Tax Receivable Acceleration Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA Partners, LLC (“OMNIA”) for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments.	Free Cash Flow is an indicator of the operational health and performance of the business. The Compensation Committee believes that Free Cash Flow reflects the Company’s financial health and management’s operational efficiency through its ability to generate cash that can be used for dividends, debt repayment and capital deployment to further enhance stockholder value.
Non-GAAP Adjusted Earnings Per Share	We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted weighted average shares. We define Adjusted Net Income as net income attributable to us (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP adjusted income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates, and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest, and associated income tax expense. Non-recurring items include certain strategic initiative and restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. Reflects income tax expense at an estimated annual effective income tax rate of 24% of Non-GAAP adjusted income before income taxes for fiscal year 2025.	Non-GAAP Adjusted EPS measures the portion of total profit that is attributable to Premier’s stockholders on a fully converted basis. The Compensation Committee believes that Adjusted EPS reflects the items that management has under its control through operational performance. Adjusted EPS aligns employees with our long-term focus and our stockholders’ interests and is an indicator of the long-term operational strength and performance of the business. Adjusted EPS allows the Compensation Committee and management to make financial, operating and strategic decisions and assess performance on a consistent basis from period to period without regard to financing methods and capital structure and without the impact of other matters that management does not consider indicative of the operating performance of the business.
Key Strategic Objectives	A set of key strategic objectives identified as part of our strategic planning efforts. Our fiscal year 2025 annual incentive plan was based on contract penetration within existing GPO accounts and growth metrics for certain of our businesses.	The key strategic objectives create alignment with our most critical business strategies at the time the compensation program is implemented.
Section 4 - Additional Compensation Practices and Policies
Non-Qualified Deferred Compensation Plan
NEOs are eligible to participate in our voluntary, non-qualified executive Deferred Compensation Plan, which is provided for recruitment purposes and to assist executives in managing their future cash flow. The program allows NEOs to defer, on a pre-tax basis, up to 30% of their annual base salary and annual incentive plan award, and receive a company matching contribution of 100% of the first 3% deferred and 50% of the next 2% deferred. We provide this match for eligible compensation above the annual tax code compensation limit. Distributions are generally not allowed while NEOs are actively employed. The investment measures are similar to those offered to eligible employees in our 401(k) plan, and the plan does not offer above-market earnings. NEOs elect to receive post-separation distributions in either a lump sum or in annual installments over five years. For additional information on this program, see the Summary Compensation Table for Fiscal Year 2025 and Non-Qualified Deferred Compensation Benefits for Fiscal Year 2025 tables in the Compensation Tables section of this Item 11 below.

Defined Contribution (401(k) Savings) Program
Our NEOs are eligible to participate in our qualified defined contribution 401(k) Plan, under which they have the opportunity to defer a portion of their eligible compensation, up to tax code limitations, and receive a company matching contribution of 100% of the first 3% of contributions and 50% of the next 2% of contributions. We provide this match for eligible compensation below the annual tax code compensation limit. This benefit is offered to all of our employees.
Employment Agreements
We extend employment agreements to our NEOs, which include non-compete covenants enforceable under the laws of North Carolina, where our corporate headquarters is located. The employment agreements provide severance protection before and after a change in control event and a minimum level of benefits to our NEOs during the term of the agreement. For additional details, see the Employment Agreements section of this Item 11 below.
Change in Control Protection
We provide our NEOs with enhanced severance benefits and additional rights to payment of incentive compensation in the event of a separation of employment related to a change in control. We structure separation payments to help ensure that key personnel, including our NEOs, would be available to assist in the successful transition following a change in control and provide a competitive level of severance protection if the executive officer is involuntarily terminated without cause or resigns for good reason within two years following a change in control. We do not provide automatic vesting of benefits upon a change in control transaction irrespective of performance. In the event that payments in connection with a change in control would trigger an excise tax under Internal Revenue Code (“Code”) Section 4999, our agreements limit payments to an amount that will not trigger this tax unless paying all the benefits would provide a larger after-tax benefit to the NEO. We do not provide any tax gross-ups for taxes payable on change in control benefits. We describe the severance arrangements and other benefits provided to NEOs on a change in control (as well as the equity treatment upon certain separations in the event of a change in control) in the Potential Payments Upon Termination section of this Item 11 below.
Executive Perquisites
We do not offer our NEOs the executive perquisites that many other companies offer, such as personal use of company aircraft, company vehicles or auto allowances, personal drivers, health/country club memberships, etc. We offer our CEO reimbursement for out-of-pocket medical expenses (see the Employment Agreements section of this Item 11 below for details). We also offer all employees disability benefits, which are calculated as a percentage of annual base salary, and for which our senior executives, including our NEOs, would be entitled to receive a higher benefit in the event of their disability. We do not provide tax gross-ups.
Clawback Policies
We have adopted a Dodd-Frank Compensation Recoupment Policy, effective October 2, 2023, which is an executive compensation clawback policy that complies with the requirements set forth in NASDAQ’s listing standards and the Dodd-Frank Wall Street Reform and Consumer Protection Act. This clawback policy applies to the cash and equity incentive-based compensation of our NEOs and other executive officers (as well as former executive officers with respect to compensation received by them during lookback periods under the policy) that is based on a financial reporting measure and provides for:
•Recovery following any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period;
•Recovery based on the incremental amount paid as a result of the financial statement error;
•Application regardless of any fault on the part of the executive officer who received the compensation or whether the officer was responsible for or involved in preparing the financial statements subject to the restatement;
•Enforcement except in narrowly defined circumstances where (i) the direct expense paid to a third party to enforce the policy would exceed the amount of the recovery, (ii) the recovery would be illegal under home country law, or (iii) the recovery would likely cause an otherwise tax-qualified, broad-based retirement plan to fail to meet certain tax qualification requirements; and
•No indemnification of officers or insurance that covers amounts that are clawed back.
We also have a Misconduct Compensation Recoupment Policy, which authorizes the forfeiture of cash and equity incentive-based compensation of our NEOs and other executive officers in the event of certain acts that are considered employee misconduct. These acts include unlawful activity, fraud or intentional or willful misconduct that is materially detrimental to the Company, including any violation of Company policy, and violation of obligations contained in employment-related agreements. The amount of the forfeiture is discretionary and may include all incentive compensation for up to three years following the misconduct (including incentive compensation paid to former officers).
Requiring Stock Ownership
To further align our NEOs’ and stockholders’ interests, the Compensation Committee requires each executive to accumulate and hold a significant amount of our common stock pursuant to our Stock Ownership Guidelines. Based on a peer and market analysis and other factors, the Guidelines were amended in April 2025 to increase the required ownership levels for certain of our NEOs. We believe our Stock Ownership Guidelines, as amended, are comparable to those of our peer group. The table below summarizes our ownership and holding requirement provisions.

Provisions	Description of Provisions
Ownership requirement
•Six times annual base salary for Mr. Alkire
•Three times annual base salary for Mr. Coleman and Mr. Zito
•Two times annual base salary for Mr. Brailo and Mr. Klatsky
•One times annual base salary for our other executive officers

Time to meet requirement (phase-in period)
•Five years from the NEO’s or other executive officer's employment date; also five years from a change in guideline level if they become subject to a higher guideline level such as due to promotion or a change in policy (with the prior level remaining in effect as a minimum)

Equity included as ownership
•Shares underlying unvested RSUs and time-based restricted stock awards
•Earned performance-based shares and performance-based restricted stock awards
•Shares owned directly
•Shares owned indirectly (by a spouse or a trust for an immediate family member)
•Shares held in our benefit plans

Unexercised stock options (whether vested or unvested) and unearned performance share awards are expressly excluded.

Holding requirements
•Until the ownership requirement is met, NEOs and other executive officers must hold shares acquired under our equity program (including stock after restrictions have lapsed, shares awarded under our performance-based awards and shares acquired upon the exercise of a nonqualified stock option), net applicable shares withheld or sold to cover for taxes, as follows:
•Mr. Alkire, Mr. Coleman, and Mr. Zito must hold 50% of net shares received (after taxes) from vesting/exercise of equity awards
•All other NEOs and executive officers must hold 35% of net shares received (after taxes) from vesting/exercise of equity awards

The Compensation Committee evaluates the status of stock ownership requirements annually in August based on the NEO’s stock holdings at June 30. As of June 30, 2025, Mr. Alkire, Mr. Coleman, Mr. Brailo, and Mr. Klatsky had all satisfied the recently increased stock ownership requirements. Mr. Zito, hired in December 2024, has not achieved his required ownership level but is within the five year phase-in period.
Insider Trading, Hedging, and Pledging Restrictions
We have an Insider Trading Policy and Rule 10b5-1 Plan Policy that govern the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Among other things, our Insider Trading Policy limits the timing and types of transactions in our securities by our directors and executive officers, including our NEOs. In general, the Insider Trading Policy:
•prohibits our directors, executive officers, and all other employees from trading our securities while in possession of material, non-public information about us, and specifies that material information is not considered public until at least two full trading days after publication pursuant to a press release, SEC filing, or other wide dissemination making it available to the general public;
•prohibits our directors, executive officers, and certain other designated employees from trading our securities or entering into securities trading plans except during our open trading window periods (following earnings releases) and only after they have obtained pre-clearance for such transactions or plans;
•prohibits our directors, executive officers, and all other employees from trading in options, warrants, puts or calls or similar instruments involving our securities and “shorting” our securities;

•prohibits our directors, executive officers and all other employees from engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities granted as compensation or held directly or indirectly by them; and
•prohibits our directors, executive officers, and all other employees from holding our securities in margin accounts or pledging our securities as collateral for a loan.
Our Rule 10b5-1 Plan Policy specifies the terms, conditions and procedures for the adoption, amendment, or termination by our directors, officers or employees of trading plans that are intended to satisfy the affirmative defense under SEC Rule 10b5-1(c). This policy requires, among other things, that such trading plans for our securities must be entered into only during our open trading windows and while the individual is not in possession of material, non-public information about us, must receive pre-clearance, and must satisfy the cooling off and other requirements for such plans specified in SEC rule 10b5-1(c). Also, this policy specifies that our directors, executive officers, and certain other senior executives may engage in market transactions for our securities only through such plans.
A copy of our Insider Trading Policy and Rule 10b5-1 Plan Policy may be accessed under Governance Documents in the Corporate Governance section of our website at http://investors.premierinc.com/corporate-governance/default.aspx.
Our Board oversees any purchase, sale or other disposition of our securities that we may consummate. In exercising this oversight, and determining whether to approve any such transaction proposed by our management, the Board considers (in consultation with our General Counsel), among other things, whether such transaction complies with all applicable laws and regulations, including without limitation insider trading laws, rules and regulations, and any applicable listing standards. This consideration includes, among other factors, evaluation of whether we would be in possession of any material, non-public information about us at the time of any transaction with a third party.
Tax Considerations
Code Section 162(m) generally disallows a tax deduction to public corporations for compensation over $1 million paid for any fiscal year to a company’s “covered employees,” which generally includes our NEOs. Accordingly, we expect that compensation paid to our NEOs in excess of $1 million is generally not deductible, subject to an exception for certain compensation provided pursuant to a written binding contract in effect as of and not modified after November 2, 2017.
The Compensation Committee believes that stockholder interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses. The Compensation Committee has approved compensation that is not fully deductible for income tax purposes.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2025, Helen Boudreau, Marc Miller, Marvin O’Quinn, and Richard Statuto served as members of the Compensation Committee. No member of the Compensation Committee is or has been an officer or employee of the Company and none had any related person transaction involving Premier during fiscal year 2025. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer has served as a member of the Board of Directors or Compensation Committee.
Compensation Committee Report
The Compensation Committee oversees our compensation programs on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Item 11. Following that review and discussion, the Compensation Committee recommended that the Board include the Compensation Discussion and Analysis in Item 11 of this Form 10-K/A.

Compensation Committee:
Marc D. Miller (Chair)
Helen M. Boudreau
Marvin R. O’Quinn
Richard J. Statuto

Compensation Tables
Summary Compensation Table for Fiscal Year 2025
For the fiscal year ended June 30, 2025, the following table shows compensation awarded or paid to, or earned by: our Chief Executive Officer; the two individuals serving as Chief Financial Officer at different times during fiscal year 2025; and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal year 2025 (our “NEOs”).
Glenn Colman succeeded Craig McKasson as our Chief Administrative and Financial Officer effective November 11, 2024. Mr. McKasson remained employed as an Executive Advisor until his retirement on December 31, 2024, and thereafter he served as a consultant.

Name and Title	Year	Salary(1)	Bonus(2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Michael J. Alkire President and Chief Executive Officer	2025	$1,100,049	$—	$4,380,703	$1,869,780	$442,488	$7,793,020
	2024	1,095,876	—	8,500,039	1,800,150	410,316	11,806,381
	2023	1,070,875	—	5,267,551	1,249,688	211,689	7,799,802
Glenn Coleman Chief Administrative and Financial Officer	2025	450,778	800,000	4,870,497	630,245	119,222	6,870,742
Craig S. McKasson Former Chief Administrative and Financial Officer	2025	345,150	—	1,773,220	489,061	285,024	2,892,455
	2024	676,795	—	2,226,257	934,168	179,362	4,016,582
	2023	635,638	—	2,065,795	615,750	153,688	3,470,870
Andrew F. Brailo Chief Commercial Officer	2025	556,704	—	802,911	475,944	58,574	1,894,133
	2024	533,355	—	972,024	441,855	54,361	2,001,595
David L. Klatsky General Counsel	2025	535,369	—	852,810	454,987	106,627	1,949,793
	2024	535,363	—	1,070,703	438,044	84,378	2,128,488
	2023	535,363	—	1,070,709	311,168	73,037	1,990,277
David Zito President, Performance Services	2025	433,517	400,000	1,565,944	417,892	21,861	2,839,214
(1)Salary: base salary earned in the corresponding fiscal year, from July 1 through June 30.
(2)Bonus: The amounts reported in the Bonus column reflect cash new-hire bonuses for Mr. Coleman and Mr. Zito in connection with the commencement of their employment in November and December 2024, respectively.
(3)Stock Awards: The amounts reported in the Stock Awards column are the aggregate grant date fair values of RSUs and PSAs awarded to our NEOs determined pursuant to ASC Topic 718, excluding the effect of any forfeitures. In accordance with ASC Topic 718, grant date fair values of PSAs are determined only when the performance measures are established for the PSAs, and PSAs are not considered granted or valued until that occurs. Accordingly, the amounts reported in the Summary Compensation Table as well as the following tables in this note include grant date fair values only a portion of the PSAs awarded to our NEOs during our 2025 fiscal year, because the performance measures for the third year of the applicable performance cycle (fiscal year 2027) were not established during our 2025 fiscal year. Details for equity awards granted in fiscal year 2025 follow:

Name	2025 Annual RSUs	Grant Date of Value of 2025 Annual RSUs	2025 New-Hire RSUs	Grant Date Value of 2025 New-Hire RSUs	2025 Annual PSAs	Grant Date Value of Annual PSAs	2025 New Hire PSAs	Grant Date Value of 2025 New Hire PSAs
Michael Alkire	80,488	$1,650,004			125,204	$2,730,699
Glenn Coleman	26,591	614,252	116,884	$2,700,020	41,364	955,921	25,976	$600,304
Craig McKasson	32,580	667,890			50,680	1,105,330
Andrew Brailo	14,752	302,416			22,948	500,495
David Klatsky	15,669	321,214			24,374	531,596
David Zito	—	—	27,765	600,001	—	—	43,190	965,943
PSAs provide an opportunity for employees to earn and vest in common stock if specified performance measures are met for a specified performance cycle, which is typically three years. The PSAs granted in our 2025 fiscal year vest based on a three-year performance cycle, with separate measures for each of those three years. If the minimum performance measures are not met, no award is earned. If at least the minimum performance measures are attained, the earned shares may range from 50% to 150% of the target number of shares. The reported amounts are based on target (100%) performance, which is the probable outcome as of the grant date.
Details regarding the PSA’s maximum values based on the highest level of performance are as follows:

Name	2025 Annual PSAs at Stretch Performance Level	Grant Date Value of 2025 Annual PSAs at Stretch Performance Level	2025 New Hire PSAs at Stretch Performance Level	Grand Date Value of 2025 New Hire PSAs at Stretch Performance Level
Michael Alkire	187,806	$4,096,049
Glenn Coleman	62,046	1,433,883	38,964	$900,458
Craig McKasson	76,020	1,657,996
Andrew Brailo	34,422	750,744
David Klatsky	36,561	797,395
David Zito	—	—	64,785	1,448,917
RSUs provide an opportunity for employees to vest in common stock if the employee remains employed through a specified date, typically three years from grant, with vesting in equal annual installments through that date. The RSUs reported above and granted in fiscal years 2023, 2024 and 2025 are based on the fair value of our common stock on the grant date in the same manner as described above for PSAs.
There can be no assurance that the PSAs and RSUs granted to our NEOs will ever be earned or that the value of these awards as earned will equal the amounts disclosed in the Summary Compensation Table for fiscal year 2025. The stock price and other assumptions used to calculate the compensation cost is disclosed in Note 14—Stock Based Compensation to our consolidated financial statements included in the Original Filing.
Our NEOs did not receive any value under the fiscal year 2023 PSAs with respect to the three-year performance cycle ended June 30, 2025, as we did not achieve the threshold performance levels for those awards during that period. Additional information on all outstanding stock awards is reflected in the Outstanding Equity Awards at June 30, 2025 table below.
(4)Non-Equity Incentive Plan: The amounts reported in the Non-Equity Incentive Plan column are earned by our NEOs under our annual incentive plan for the performance period of fiscal year 2025.

Name	Annual Incentive Plan Award
Michael Alkire	$1,869,780
Glenn Coleman	630,245
Craig McKasson	489,061
Andrew Brailo	475,944
David Klatsky	454,987
David Zito	417,892
(5)All Other Compensation: This column includes employer contributions to each NEO under our 401(k) plan and Deferred Compensation Plan and accrued dividend equivalents on unvested Restricted Stock Units as follows. For Mr. Alkire, this column also includes reimbursement of his out-of-pocket medical expenses per his employment agreement. For Mr. McKasson, all other compensation also includes compensation associated with Mr. McKasson’s retirement and consulting agreement, including $180,000 for six months of consulting and $9,546 for the Company’s contribution to the cost of Mr. McKasson’s post-employment continuation of health insurance benefit.

Name	401(k) Plan	Deferred Compensation Plan	Dividend Equivalents
Michael Alkire	$14,000	$106,626	$317,063
Glenn Coleman	14,000	14,833	90,389
Craig McKasson	1,241	13,634	80,603
Andrew Brailo	15,100	—	43,474
David Klatsky	14,692	43,335	48,600
David Zito	10,200	—	11,661
Grants of Plan-Based Awards in Fiscal Year 2025
The following table sets forth information with respect to grants of plan-based awards to the NEOs during the fiscal year ended June 30, 2025.

Name	Grant Type	Grant Date	Approval Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards (3)
				Threshold (2)	Target	Stretch(2)	Threshold (2)	Target	Stretch (2)
Michael Alkire	Annual Incentive(1)			$825,000	$1,650,000	$2,475,000
	RSUs(4)	8/23/2024	8/9/2024							80,488	$1,650,004
	PSAs(5)	8/23/2024	8/9/2024				31,301	62,602	93,903		1,283,341
	PSAs(5)	6/5/2025	8/9/2024				31,301	62,602	93,903		1,447,358

Name	Grant Type	Grant Date	Approval Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards (3)
				Threshold (2)	Target	Stretch(2)	Threshold (2)	Target	Stretch (2)
Glenn Coleman	Annual Incentive(1)			437,500	875,000	1,312,500
	RSUs(4)	11/11/2024	8/15/2024							26,591	614,252
	RSUs(6)	11/11/2024	8/15/2024							116,884	2,700,020
	PSAs(5)	11/11/2024	8/15/2024				10,341	20,682	31,023		477,754
	PSAs(5)	6/5/2025	8/15/2024				10,341	20,682	31,023		478,167
	PSAs(7)	11/11/2024	8/15/2024				6,494	12,988	19,482		300,022
	PSAs(7)	6/5/2025	8/15/2024				6,494	12,988	19,482		300,282
Craig McKasson	Annual Incentive(1)			214,063	428,125	642,188
	RSUs(4)	8/23/2024	8/8/2024							32,580	667,890
	PSAs(5)	8/23/2024	8/8/2024				12,670	25,340	38,010		519,470
	PSAs(5)	6/5/2025	8/8/2024				12,670	25,340	38,010		585,860
Andrew Brailo	Annual Incentive(1)			210,000	420,000	630,000
	RSUs(4)	8/23/2024	8/8/2024							14,752	302,416
	PSAs(5)	8/23/2024	8/8/2024				5,737	11,474	17,211		235,217
	PSAs(5)	6/5/2025	8/8/2024				5,737	11,474	17,211		265,278
David Klatsky	Annual Incentive(1)			200,754	401,507	602,260
	RSUs(4)	8/23/2024	8/8/2024							15,669	321,214
	PSAs(5)	8/23/2024	8/8/2024				6,094	12,187	18,281		249,833
	PSAs(5)	6/5/2025	8/8/2024				6,094	12,187	18,281		281,763
David Zito	Annual Incentive(1)			325,125	650,250	975,375
	RSUs(6)	12/6/2024	12/2/2024							27,765	600,001
	PSAs(7)	12/6/2024	12/2/2024				10,798	21,595	32,393		466,667
	PSAs(7)	6/5/2025	12/2/2024				10,798	21,595	32,393		499,276
(1)Terms and conditions of our fiscal year 2025 Annual Incentive Compensation Plan (the “2025 AIP”) for our NEOs (other than for Mr. Coleman and Mr. Zito) were initially approved in August 2024 and subsequently communicated to those executives. Adjusted parameters relating to the expanded customer footprint objective were approved and communicated in October 2024. The adjustments included refinements to the definition of a new customer and corresponding increases to the targeted levels. For Mr. Coleman and Mr. Zito, approval of their participation in the fiscal 2025 AIP and communication of the terms applicable to them occurred subsequently in connection with our hiring them in November and December 2025, respectively.
(2)For the 2025 AIP and PSAs, the Thresholds and Stretch amounts are 50% and 150% of Target, respectively.
(3)Amounts represent the aggregate grant date fair values of RSUs and PSAs awarded to our NEOs determined pursuant to ASC Topic 718, excluding the effect of any forfeitures. In accordance with ASC Topic 718, grant date fair values of PSAs are determined only when the performance measures are established for the PSAs, and PSAs are not considered granted or valued until that occurs. Accordingly, the PSA amounts reported, and the corresponding grant date fair values, include only a portion of the PSAs awarded to our NEOs during our 2025 fiscal year, because the performance measures for the third year of the applicable performance cycle (fiscal year 2027) were not established during our 2025 fiscal year. The reported grant date fair values for PSAs are based on target (100%) performance.
(4)RSUs granted in August 2024 (November 2024 for Mr. Coleman) as part of our annual equity award program that vest in three equal annual installments on the three anniversaries of the grant date.
(5)PSAs awarded in August 2024 (November 2024 for Mr. Coleman) as part of our annual equity award program that may vest and settle into shares after June 30, 2027, based on whether and to what extent the performance measures for fiscal years 2025 through 2027 are achieved or exceeded. Consistent with the reporting principles set forth in note 3 above, these PSAs are reported based on their ASC 718 grant date, which is the date when the performance measures for the applicable fiscal year were established. The fiscal year 2025 measures were established when the PSAs were awarded, however the fiscal year 2026 measures were not established until June 2025. The PSAs awarded in August 2024 but which are based on our 2027 fiscal year are not reported in the table because the performance measures for that year were not established during our 2025 fiscal year.
(6)New hire RSUs granted to Mr. Coleman in November 2024 and Mr. Zito in December 2024 that vest in three equal annual installments on the three anniversaries of the respective grant dates.
(7)New hire PSAs granted to Mr. Coleman in November 2024 and Mr. Zito in December 2024 that vest and settle into shares after June 30, 2027, based on whether and to what extent performance measures for fiscal years 2025 through 2027, set at the beginning of fiscal year 2025 for those awards, are achieved or exceeded. Consistent with the reporting principles set forth in note 3 above, these PSAs are reported based on their ASC 718 grant date, which is the date when the performance measures for the applicable fiscal year were established. The fiscal year 2025 measures were established when the PSAs were awarded, however the fiscal year 2026 measures were not established until June 2025. The PSAs awarded in November and December 2024 but which are based on our 2027 fiscal year are not reported in the table because the performance measures for that year were not established during our 2025 fiscal year.
Outstanding Equity Awards at June 30, 2025
The following table sets forth information with respect to each NEO’s outstanding equity awards at June 30, 2025.

Name	Award Date / Award Type	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2)	Market Value of Shares or Units that Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested(5)
Mike Alkire	8/31/2015 / NQSO	38,600	—	$35.65	8/31/2025
	8/31/2016 / NQSO	22,157	—	31.65	8/31/2026
	8/25/2017 / NQSO	22,694	—	32.90	8/25/2027
	8/22/2022 / RSU					56,671	$1,242,795
	8/22/2022 / PS					—	—
	8/25/2023 / RSU					67,776	1,486,328
	8/25/2023 / RSU					138,633	3,040,222
	8/25/2023 / PS							152,496	$3,344,237
	8/23/2024 / RSU					80,488	1,765,102
	8/23/2024 / PS							197,508	4,331,356
Glenn Coleman	11/11/2024 / RSU					116,884	2,563,266
	11/11/2024 / RSU					26,591	583,141
	11/11/2024 / PS							40,975	898,583
	11/11/2024 / PS							65,252	1,430,970
Craig McKasson	8/25/2017 / NQSO	2,729	—	32.90	8/25/2027
	8/22/2022 / RSU					22,225	487,394
	8/22/2022 / PS					—	—
	8/25/2023 / RSU					27,434	601,628
	8/25/2023 / PS							61,726	1,353,651
	8/23/2024 / RSU					32,580	714,479
	8/23/2024 / PS							79,947	1,753,230
Andrew Brailo	8/22/2022 / RSU					8,876	194,651
	8/22/2022 / PS					—	—
	8/25/2023 / RSU					11,978	262,678
	8/25/2023 / PS							26,951	591,035
	8/23/2024 / RSU					14,752	323,511
	8/23/2024 / PS							36,198	793,830

Name	Award Date / Award Type	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(2)	Market Value of Shares or Units that Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested(5)
David Klatsky	8/22/2022 / RSU					11,519	252,612
	8/22/2022 / PS					—	—
	8/25/2023 / RSU					13,194	289,344
	8/25/2023 / PS							29,687	651,036
	8/23/2024 / RSU					15,669	343,621
	8/23/2024 / PS							38,450	843,208
David Zito	12/6/2024 / RSU					27,765	608,886
	12/6/2024 / PS							68,132	1,494,140
(1)Stock options vested in three equal installments on the first, second and third anniversary of the award date.
(2)RSUs granted prior to our 2023 fiscal year vest 100% on the third anniversary of the award date, and RSUs granted during and after our 2023 fiscal year vest in three equal installments on the three anniversaries following the award date. PSAs with an award date of August 22, 2022 did not meet threshold criteria for achievement based on actual performance for the fiscal years 2023 through 2025, and these awards were therefore subsequently cancelled.
(3)The market value of RSUs was determined by multiplying the number of shares by $21.93, the closing price of the Company’s common stock on June 30, 2025. The market value of PSAs with an award date of August 22, 2022 is $0, due to not meeting threshold criteria for achievement based on actual performance for the fiscal years 2023 through 2025, and these awards were therefore subsequently cancelled.
(4)Fiscal year 2024 and 2025 PSAs (awarded in August 2023 and 2024, respectively) are represented in the table based on vesting at 100% of target numbers and value. Actual vesting and settlement levels are determined after the end of an applicable three fiscal year performance period for those awards based on whether and to what extent the performance measures for the applicable performance period are achieved or exceeded.
(5)The market value of fiscal year 2024 and 2025 PSAs (awarded in August 2023 and 2024, respectively) was determined by multiplying the number of shares reported above based on 100% of target value, by $21.93, the closing price of the Company’s common stock on June 30, 2025.
(6)Mr. Alkire’s shares underlying option awards disclosed in the table were adjusted to reflect transfer of one-half of his outstanding option awards to his ex-spouse pursuant to a domestic relations order in connection with his marital separation agreement.
Option Exercises and Stock Vested in Fiscal Year 2025
The following table sets forth information with respect to the exercise of stock options and vesting of stock awards (PSAs and RSUs) for each of the NEOs during the fiscal year ended June 30, 2025. See Trading, Hedging and Pledging Restrictions in the Compensation Discussion and Analysis section of this Item 11 above for information about insider trading restrictions and requirements applicable to our NEOs. including requirements to use SEC Rule 10b5-1 trading plans for market trading in our common stock.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Michael Alkire	—	$—	86,666	$1,776,653
Glenn Coleman	—	—	—	—
Craig McKasson(2)	—	—	88,487	1,813,983
Andrew Brailo(3)	—	—	28,267	579,607
David Klatsky(3)	—	—	30,449	624,349
David Zito	—	—	—	—
(1)The amounts shown in this column include: (i) 100% of RSUs granted in fiscal year 2022 that vested during fiscal year 2025 (gross share amounts before tax withholding); (ii) one-third of RSUs granted in fiscal year 2023 that vested during fiscal year 2025 (gross share amount before tax withholding); and (iii) one-third of RSUs granted in fiscal year 2024 that vested during fiscal year 2025 (gross share amount before tax withholding). The value of the RSUs is calculated based on the fair market value of our common stock on the date of the vesting.

(2)In addition to note 1 above, the Value Realized on Vesting for Mr. McKasson also includes cliff vesting for his retention RSU award that was granted in August 2021 and vested in August 2024.
(3)In addition to note 1 above, the Value Realized on Vesting for Mr. Brailo and Mr. Klatsky also includes cliff vesting for retention RSU awards that were granted in May 2022 and vested in May 2025.
Non-Qualified Deferred Compensation Benefits for Fiscal Year 2025
Our NEOs are eligible to participate in the Premier, Inc. Deferred Compensation Plan which is described in the Compensation Discussion and Analysis section above. The following table sets forth information with respect to the Deferred Compensation Plan.

Name	Executive Contributions in Last Fiscal Year(1)	Company Contributions in Last Fiscal Year(2)	Aggregate Gains (Losses) in Last Fiscal Year(3)	Aggregate Withdrawals/ Distributions(4)	Aggregate Balance at Last Fiscal Year End(5)
Michael Alkire	$150,783	$106,626	$162,358	$—	$16,576,026
Glenn Coleman	431,578	14,833	31,157	—	477,568
Craig McKasson	18,593	13,634	466,988	—	4,906,339
Andrew Brailo	—	—	10,284	—	98,039
David Klatsky	72,535	43,335	213,370	—	1,656,921
David Zito	160,081	—	4,422	—	164,503
(1)The amounts shown were contributed by each NEO during fiscal 2025, which are also included in the “Salary” and/or “Non-Equity Incentive Compensation” columns of the Summary Compensation Table for Fiscal Year 2025, as applicable.
(2)Company contributions were made in the form of matching contributions, which are included in the “All Other Compensation” column of the Summary Compensation Table for Fiscal Year 2025.
(3)The earnings (losses) reflected in this column represent deemed investment earnings or losses for NEO accounts under the Deferred Compensation Plan and account administration fees borne by the employee. There is no guaranteed rate of return on amounts deferred under the Deferred Compensation Plan. No amounts included in this column are reported in the Summary Compensation Table for Fiscal Year 2025 because the Deferred Compensation Plan does not provide for above-market or preferential earnings.
(4)Active employees are not generally able to make withdrawals or receive distributions from the Deferred Compensation Plan.
(5)The amounts shown reflect each participant’s total account balance in the Deferred Compensation Plan as of the end of fiscal year 2025 (June 30, 2025).
Employment Agreements
The material terms of the compensation provided to our NEOs pursuant to employment agreements between us and each of them are described below. See the Compensation Discussion and Analysis section of this Item 11 above for a discussion of 2025 compensation determinations. See the Potential Payments Upon Termination section below for a description of the estimated payments and benefits that would be provided to our NEOs in connection with a termination of their employment or a change in control of our Company.
We have an employment agreement with Mr. Alkire effective May 1, 2021. The initial term of Mr. Alkire’s employment agreement was three years from the effective date, after which his employment agreement became subject to automatic one-year extensions upon each anniversary of the effective date, unless either party provides timely written notice to the contrary. Mr. Alkire's agreement most recently renewed on May 1, 2025, for an additional one-year term ending May 1, 2026. The agreement provides for certain restrictive covenant protections for us and extends minimum compensation and severance benefits for Mr. Alkire.
Additionally, we and each of Mr. Coleman, Mr. Brailo, Mr. Klatsky and Mr. Zito entered into employment agreements effective November 11, 2024, October 1, 2013, July 1, 2016, and December 6, 2024, respectively. There is no stated employment term under these agreements (i.e., employment is “at-will” whereby the employee may resign at any time for any reason and we may terminate their respective employment at any time for any reason). The agreements provide for certain restrictive covenant protections for us and extend minimum compensation and severance benefits for Mr. Coleman, Mr. Brailo, Mr. Klatsky and Mr. Zito. The employment agreements with Mr. Coleman and Mr. Zito were entered into during our 2025 fiscal year in connection with the commencement of their employment as our Chief Administrative and Financial Officer and President, Performance Services, respectively.
The employment agreements between us and the NEOs (other than Mr. McKasson, whose agreement is described under McKasson Retirement below) generally provide for the following:
•Annual base salaries for Messrs. Alkire, Coleman, Brailo, Klatsky and Zito were $1,100,000, $700,000, $560,000, $535,343, and $765,000, respectively, for fiscal year 2025, in each case subject to review in subsequent fiscal years (and in the case of Mr. Coleman and Mr. Zito, prorated based on the time of their service during fiscal year 2025).
•Participation in our equity incentive plan.

•Participation in our benefits plans and programs.
•Incentive-based compensation forfeiture subject to our compensation clawback policies as in effect from time to time (see Clawback Policies in the Compensation Discussion and Analysis section of this Item 11 above for a discussion of these policies).
•Restrictive covenants, including confidentiality, non-compete and employee non-solicitation provisions that apply during and after the term of employment.
◦For Mr. Alkire, if employment terminates, the confidentiality covenant survives for 60 months, and the non-compete and employee non-solicitation covenants survive for 24 months.
◦For Messrs. Brailo and Klatsky, if employment terminates, the confidentiality covenant survives 60 months, the non-compete covenant survives for 12 months and the employee non-solicitation covenant survives for 18 months.
◦For Messrs. Coleman and Zito, if employment terminates, the confidentiality covenant survives without expiration, the non-compete covenant survives for 12 months and the employee non-solicitation covenant survives for 18 months.
•In addition to the above, the employment agreement for Mr. Alkire provides insurance coverage for purposes of providing supplemental coverage of out-of-pocket expenses, including deductibles, co-insurance, uncovered benefits, etc., and administrative fees for medical and dental care in accordance with the terms and conditions of the plan, subject to our sole discretion.
McKasson Retirement
Mr. McKasson stepped down from his role as Chief Administrative and Financial Officer on November 11, 2024, and retired on December 31, 2024. From November 11, 2024 through his December 31, 2024 retirement date, Mr. McKasson remained employed as an executive advisor, and following his retirement, Mr. McKasson has continued to serve as a consultant under the terms and conditions described below.
Until Mr. McKasson’s December 31, 2024 retirement, he was employed pursuant to an employment agreement originally entered into in 2013. Pursuant to the employment agreement, Mr. McKasson was paid an annual base salary of $685,000 (prorated based on his employment through his retirement date) and participated in our equity incentive and benefit plans. Under Mr. McKasson’s employment agreement, he remains subject to a confidentiality covenant until the fifth anniversary of his retirement and non-compete and employee non-solicitation restrictive covenants until the second anniversary of his retirement. Also, Mr. McKasson remains subject to the terms of our incentive compensation clawback policies in accordance with their respective terms.
In connection with Mr. McKasson's planned transition to retirement, on August 15, 2024, we and Mr. McKasson entered into an amendment to his employment agreement and a new consulting agreement providing for, among other things: (i) continuation of his then-current compensation through his retirement date; (ii) up to 40 hours per month of consulting services during the first twelve months following retirement for a fixed fee of $30,000 per month and up to ten hours per month of consulting services during the second twelve months following retirement for a fixed fee of $5,708 per month; (iii) treatment of the twenty-four month consulting period as continued service for purposes of his holding, and vesting of, any equity awards that were outstanding and held by Mr. McKasson on his retirement date (and accordingly entitling him to similar treatment as other holders of Company equity awards in the event of a change in control during that period); and (iv) his continued access to our health insurance plans during the consulting period subject to any limitations in those plans.

Potential Payments Upon Termination
As noted under the Employment Agreements section of this Item 11 above, the employment agreements and incentive arrangements for each NEO provide for certain payments and benefits upon their respective separation from our Company. The following table summarizes the provisions of those agreements and arrangements and sets forth potential payments and benefits under those agreements and arrangements assuming a separation date of June 30, 2025.

Name	Benefit or Payment	Trigger Events (1)
		Involuntary Termination without Cause or Resignation with Good Reason (2)	Involuntary Termination without Cause or Resignation for Good Reason After Change in Control (3)	Retirement, Disability or Death (4)
Michael Alkire(9)	Annual Compensation Continuation	$3,959,780	$8,469,780	$3,959,780
	RSUs(5)	4,475,474	7,534,446	4,475,474
	PSAs(6)	3,815,140	7,675,593	3,815,140
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	39,508	39,508	39,508
	Total	12,289,902	23,719,327	12,289,902
Glenn Coleman	Annual Compensation Continuation	1,330,245	1,330,245	1,330,245
	RSUs(5)	663,777	3,146,406	663,777
	PSAs(6)	704,128	2,329,552	704,128
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	41,560	41,560	41,560
	Total	2,739,710	6,847,763	2,739,710
Craig McKasson(10)	Annual Compensation Continuation	489,061	489,061	489,061
	RSUs(5)	1,038,078	1,803,501	1,038,078
	PSAs(6)	1,476,305	3,106,881	1,476,305
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	19,092	19,092	19,092
	Total	3,022,536	5,418,535	3,022,536
Andrew Brailo	Annual Compensation Continuation	1,035,944	1,035,944	1,035,944
	RSUs(5)	439,235	780,839	439,235
	PSAs(6)	654,961	1,384,865	654,961
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	42,676	42,676	42,676
	Total	2,172,816	3,244,324	2,172,816
David Klatsky	Annual Compensation Continuation	990,329	990,329	990,329
	RSUs(5)	516,605	885,577	516,605
	PSAs(6)	710,027	1,494,244	710,027
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	37,780	37,780	37,780
	Total	2,254,741	3,407,930	2,254,741

Name	Benefit or Payment	Trigger Events (1)
		Involuntary Termination without Cause or Resignation with Good Reason (2)	Involuntary Termination without Cause or Resignation for Good Reason After Change in Control (3)	Retirement, Disability or Death (4)
David Zito	Annual Compensation Continuation	1,182,892	1,182,892	1,182,892
	RSUs(5)	114,562	608,886	114,562
	PSAs(6)	546,999	1,494,139	546,999
	Stock Options(7)	—	—	—
	Miscellaneous Payments(8)	42,676	42,676	42,676
	Total	1,887,129	3,328,593	1,887,129
(1)Other than the trigger events listed in the table above or as otherwise described in the notes below, in the event of a termination for cause, or a voluntary resignation, the NEOs would not receive any of the severance payments outlined above.
(2)For Mr. Alkire, if terminated without cause or for resignation for good reason, we will pay 1.9 times the respective executive’s annual base salary over 24 months following termination. Good reason applies only under the employment agreements for Mr. Alkire and means a resignation due to (i) reduction in position, responsibilities or status or a change in title resulting in a material reduction in responsibilities or position; (ii) change in reporting responsibility; (iii) reduction in base salary; (iv) relocation to a location outside a 50-mile radius of the executive’s primary office location; (v) our failure to make any material non-forfeited payments earned or (vi) failure of a successor to assume obligations under executives’ employment agreements. A termination without cause under our employment agreements means an involuntary termination of the executive officer’s employment for any reason other than death, disability, cause or, for Mr. Alkire, good reason. For Mr. Coleman, Mr. Brailo, Mr. Klatsky, and Mr. Zito, if terminated without cause, we will pay severance in an amount equal to their annual base salary paid over twelve months following termination.
For all NEOs, the amounts in the table include the annual incentive plan bonus earned for fiscal year 2024 (equivalent to the Non-Equity Incentive Plan Compensation column amounts in the Summary Compensation Table), which had not actually been paid as of June 30, 2024.
(3)For Mr. Alkire, if terminated without cause or for resignation for good reason within 24 months following a change in control (as defined in our equity incentive plan), the severance we will pay is 2.4 times the respective executive’s total annual compensation over 30 months following termination. “Total annual compensation” for this purpose means the sum of the executive’s then annual base salary, plus the greater of (i) their target annual incentive plan bonus as of termination, or (ii) the average annual incentive plan bonuses paid during the 36 months preceding employment termination. The severance for Mr. Coleman, Mr. Brailo, Mr. Klatsky, and Mr. Zito is the same as that unrelated to a change in control.
For all NEOs, the amounts in the table include the annual incentive plan bonus earned for fiscal year 2025 (equivalent to the Non-Equity Incentive Plan Compensation column amounts in the Summary Compensation Table), which had not actually been paid as of June 30, 2025.
We do not provide our NEOs a “gross-up” of any golden parachute excise taxes under the Internal Revenue Code. Our equity award agreements include a “modified cutback” provision. Benefits under these equity awards, the employment agreements and other plans and arrangements covering our NEOs are paid out in full or reduced so that the golden parachute excise tax is avoided, whichever produces a better after-tax result for the NEO.
Outstanding equity awards for NEOs following a change in control would be treated as follows: (i) RSUs: all unvested shares will vest upon involuntary termination or termination for good reason within 12 months following a change in control; and (ii) PSAs: shares will be paid out subject to certification of the anticipated performance relative to performance goals from the start of the respective performance cycle to the date of the change in control as determined by the Compensation Committee.
(4)In the event of a termination due to approved retirement (which means a voluntary resignation from our Company on or after attaining age 59.5, or attaining age 55 with five or more years of service), disability or death (other than after a change in control, which is covered above), NEOs would not receive any severance payments. Outstanding equity awards for the NEOs would be treated as follows upon a termination due to approved retirement, disability or death: (i) RSUs: pro rata portion of shares underlying RSUs equal to number of days of active service since the grant date divided by 1,095 days; and (ii) PSAs: pro rata portion of the PSAs will be paid out upon certification of the actual results under each respective grant, based on the following formula: total number of shares (based on actual performance results) multiplied by the number of days of active service following the beginning of the respective performance cycle divided by 1,095 days.
For all NEOs, the amounts in the table include the annual incentive plan bonus earned for fiscal year 2025 (equivalent to the Non-Equity Incentive Plan Compensation column amounts in the Summary Compensation Table), which had not actually been paid as of June 30, 2025.
(5)The value of RSUs is calculated by multiplying the number of outstanding RSUs by the closing price of the Company’s common stock on June 30, 2025 ($21.93 ). The amount of each RSU award included in the calculation for alternate scenarios is determined as described in notes 2, 3 and 4 above.
(6)The value of PSAs assumes target performance and is calculated by multiplying the number of PSAs awarded at target by the closing price of the Company’s common stock on June 30, 2025 ($21.93 ). The amount of each PSA included in the calculation for alternate scenarios is determined as described in notes 2, 3 and 4 above.
(7)All outstanding stock options held by any of our NEOs were fully vested prior to June 30, 2025.
(8)Includes payments for COBRA (medical, dental, vision) and executive outplacement services.
(9)Mr. Alkire’s employment agreement provides for a two-year consulting services arrangement after employment, pursuant to which they are obligated to provide specified services in exchange for a specified consulting fee of one-tenth of his base salary at termination.
(10)Mr. McKasson retired on December 31, 2024. In connection with his retirement, Mr. McKasson became entitled to certain benefits and, pursuant to his employment agreement, we entered into a two year consulting agreement with Mr. McKasson which is described above under McKasson Retirement in the Employment Agreements section of this Item 11. Mr. McKasson continues to receive certain of those benefits as well as compensation under his consulting agreement, but the values associated therewith are not reflected in the table because Mr. McKasson had already become entitled to those benefits and consulting fees prior to June 30, 2025.
In addition to the above table:
•NEOs’ rights to receive severance benefits upon termination are conditioned upon the execution of a release of claims against us. Additionally, severance benefits may be reduced or terminated and equity awards may be forfeited if the executive breaches applicable restrictive covenant terms.
•Severance payments may be delayed to the extent necessary for compliance with Section 409A of the Internal Revenue Code governing nonqualified deferred compensation.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Act, we are providing the following disclosure about the relationship of the annual total compensation of our median-paid employee to the annual total compensation of Mr. Alkire, our CEO. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices, and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
For fiscal year 2025:
•The median of the annual total compensation of all of our employees, other than Mr. Alkire, was $143,262.
•Mr. Alkire’s annual total compensation, as reported in the Total column of the Summary Compensation Table for Fiscal Year 2025, was $7,793,020.
•Based on this information, the ratio of the annual total compensation of Mr. Alkire to the median of the annual total compensation of all employees is estimated to be 54 to 1.
Premier’s CEO Pay Ratio was 71:1, 71:1, and 98:1 for fiscal years 2022, 2023 and 2024, respectively.
As permitted under the applicable SEC rules, to identify our median employee among our employee population, we used annualized target cash compensation (the combination of base salary and annual incentive plan bonus, at target) for all full- and part-time employees as of June 30, 2025, as a consistently applied compensation measure. This methodology identified two employees in the median position, and accordingly we used the longer-tenured employee as the median employee for the pay ratio calculation. We calculated annual total compensation for the median employee as of June 30, 2025 using the same methodology we use for our NEOs as set forth in the Summary Compensation Table for Fiscal Year 2025.
Compensation and Risk
The Board’s Compensation Committee reviews and considers our compensation policies and programs in light of the Board's risk assessment and oversight responsibilities on an annual basis. Our human resources department, in consultation with Mercer (US) LLC (“Mercer”), prepared and presented to the Compensation Committee a risk assessment report that addressed the incentive compensation structure, plans and processes. The assessment included, among other things, performance metrics, target setting, performance measurement practices, pay determination, mitigation practices such as our compensation recoupment policy, and overall governance and administration of pay programs. After reviewing this report and making inquiries of management, the Compensation Committee determined we have no compensation policies and programs that give rise to risks reasonably likely to have a material adverse effect on our Company.
Compensation of Directors
Directors’ Compensation Policy
Our Board of Directors has approved and we maintain a Directors’ Compensation Policy to provide an incentive to attract and retain the services of qualified persons to serve as directors. The policy applies to each director who is not an employee of, or compensated consultant to, us or any of our affiliates (a “non-employee director”). The policy is designed to achieve the following key objectives:
•align the interests of the non-employee directors and stockholders;

•support overall organizational objectives and encourage the creation of stockholder value;
•attract and retain high quality talent;
•reflect the broad spectrum of talent and diverse sources of market data;
•target median competitive pay levels, as evaluated no less frequently than every three years; and
•be simple to understand and administer.
The Compensation Committee and the Board review the policy from time to time to assess whether any adjustments to the type and amount of director compensation should be made in order to fulfill the objectives of the policy. These reviews consider, among other factors, market analyses of director compensation levels and practices generally and within the Company’s peer group in consultation with the Compensation Committee’s independent compensation consultant. The Compensation Committee most recently reviewed and amended the policy in January 2025 primarily to increase the fees for ad hoc committees to align with the fees with certain other committees.
Under the Premier, Inc. 2023 Equity Incentive Plan, annual cash fees (including cash retainers and meeting fees) that may be earned and equity compensation that could be granted during a calendar year cannot exceed $500,000.
The following table sets forth the compensation elements and levels for non-employee directors under the Directors’ Compensation Policy and reflects the compensation for the enhanced responsibilities and time commitment associated with the positions. The table sets forth the policy as in effect for the 2025 fiscal year.

	Compensation Element	Compensation Amount
Annual Retainer	Cash Retainer	$80,000
	Equity Retainer (or Cash Award, if applicable)(1)(2)	155,000
Additional Retainer Fees	Board Chair	60,000
	Lead Independent Director	30,000
	Committees	Chair	Member
	Audit and Compliance Committee	$30,000	$15,000
	Compensation Committee	30,000	15,000
	Nominating and Governance Committee	15,000	7,500
	Member Agreement Review Committee	15,000	7,500
	Finance Committee	15,000	7,500
	Ad Hoc Committee(3)	15,000	7,500
Other	Charitable Contribution	1,000
(1)Each non-employee director will receive an annual equity award of restricted stock units valued at $155,000 (rounded up to the nearest whole number of shares), except for any director whose employer prohibits the receipt by such individual of equity-based awards from Premier. Non-employee directors prohibited from receiving equity-based compensation will receive an annual cash award of $125,000 in lieu of the annual equity award.
(2)The grant date of the annual equity award, and the annual cash award for directors who are prohibited from receiving equity, is the earlier of the first business day following the annual stockholders meeting or December 15. The annual equity award, and any annual cash award granted in lieu of the annual equity award, will vest in full one year after the grant date and immediately upon a change in control. Directors who begin their service mid-year will receive a pro-rated equity or cash award, which will also vest one full year after the grant date, as applicable.
(3)The policy was amended in January 2025 to increase the fees for Chairs and members of ad hoc committees to the amounts reflected in the table to align with the fees for certain of the other committees. These fees are annualized and paid only during the time during which any such committee is deemed to be active. Prior to the amendment, the ad hoc Chair and member fees were $10,000 and $5,000, respectively.
Directors who are also our employees do not receive cash or equity compensation for service on the Board in addition to compensation payable for their service as employees of the Company.
Fiscal 2025 Components of Director Compensation
Cash Retainer and Fees—The amounts in the “Fees Earned or Paid in Cash” column under the Fiscal Year 2025 Director Compensation Table below are cash retainers earned for serving on our Board, as its Chair, and on its committees and as committee Chairs during fiscal year 2025. All annual retainers are paid quarterly. Each non-employee director receives his or her cash compensation after first being elected or appointed to the Board on a pro-rated basis for the number of days during which he or she provides service. If a non-employee director dies, resigns or is removed during any quarter, he or she shall be entitled to a cash payment on a pro-rated basis through his or her last day of service.

On occasion, ad hoc committees may be formed to address a particular oversight need. In the event that an ad-hoc committee is formed, the committee Chair shall be paid an annual retainer of $15,000 and committee members shall be paid a member retainer of $7,500. These amounts reflect an amendment to the policy approved in January 2025 to align fees for ad hoc committees with those of the Nominating and Governance, Member Agreement Review, and Finance Committees. The fees for ad hoc committees are annualized and paid only during the time during which any such committee is deemed to be active. The Board has the authority to provide additional compensation to directors for ad hoc requests that require a substantial amount of time and/or work.
Equity or Cash Awards—On December 5, 2024, each non-employee director then serving on the Board received an award of restricted stock units (“RSUs”) with a grant date fair value, computed in accordance with FASB Accounting Standards Codification, Compensation—Stock Compensation (Topic 718), of $155,014. If a director provides a written certification stating that he or she is prohibited by his or her employer from receiving equity-based compensation from Premier, then such director will receive an annual cash award of $125,000 in lieu of the annual equity award. None of our current directors has provided such a certification. With respect to equity grants, grant date fair value assumptions are consistent with those disclosed in Note 14—Stock-Based Compensation to our Consolidated Financial Statements in the Original Filing. In fiscal year 2025, each non-employee director was awarded 7,101 RSUs, with a grant date fair market value of $21.83 per share based on the closing price of our common stock on the award date, December 9, 2024. The amounts in the “Stock Awards” column under the Fiscal Year 2025 Director Compensation Table below reflect these awards. Each annual equity award will vest one full year after the grant date.
All Other Compensation— The amounts in the “All Other Compensation” column under the Fiscal Year 2025 Director Compensation Table below includes dividend equivalents that accrued on unvested restricted stock units held by directors. Each non-employee director is entitled annually to direct an amount of $1,000 to his or her selected not-for-profit organization during the holiday season, and these payments are also reported as other compensation. Otherwise, no compensation or benefits are payable to any directors for Board service.
Director Education
We believe that we and our stockholders are best served by a Board composed of individuals who are well versed in modern principles and “best practices” of corporate governance and other subject matters relevant to board service, including matters related to the healthcare industry, and who thoroughly comprehend the role and responsibilities of board membership. Under our Corporate Governance Guidelines, we provide both internal and external educational opportunities and association memberships for our directors. To encourage continuing director education, we reimburse directors up to $7,500 annually for attending U.S.-based director education programs. Amounts reimbursed include all reasonable costs associated with attending each program, including travel, lodging and meals. Directors serving on multiple boards are encouraged to obtain pro rata reimbursement of their director education expenses from each company that they serve, but we will nonetheless reimburse 100% of the costs if this is not practicable.
Expense Reimbursement
Each non-employee director is reimbursed for his or her reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board and its committees or in connection with other business related to the Board. Each non-employee director is also reimbursed for his or her reasonable out-of-pocket business expenses authorized by the Board or one of its committees that are incurred in connection with attendance at meetings with our management.
Director Stock Ownership Guidelines
Our Stock Ownership Guidelines require our non-employee directors to hold an amount of our common stock equal in value to at least five times the annual Board member cash retainer. The Guidelines were amended in April 2025 to increase this amount from a minimum of three times to the current requirement of five times the annual Board member cash retainer. Non-employee directors are expected to meet the stock ownership guideline level within five years after receipt of their first equity-based award for service to the Board and to continuously own sufficient shares to satisfy the guideline level once attained for as long they remain a member of the Board. In the case of an increase in the guideline level such as occurred in April 2025, Board members have a five year phase-in period to meet the increased level. If a director provides us with a written certification stating that he or she is prohibited by his or her employer from receiving equity-based compensation from Premier, then such director will not receive equity-based awards from us and, accordingly, will not be subject to the Stock Ownership Guidelines. As of June 30, 2025, all of our non-employee directors were in compliance with the guidelines, holding the legacy required guideline level of three times the annual Board member cash retainer. Also, all but one of our non-employee directors have already achieved the recently increased guideline level of five times the annual Board member cash retainer.

Fiscal Year 2025 Director Compensation Table
Compensation in the table below reflects amounts earned in fiscal year 2025 by our non-employee directors serving on our Board during fiscal year 2025. Mr. Alkire, the only director who was an employee during fiscal year 2025, received no additional compensation for serving on the Board.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Cash Awards Under Directors’ Compensation Policy	All Other Compensation (3)	Total
John Bigalke	$110,866	$155,014	$—	$7,062	$272,942
Helen Boudreau	125,000	155,014	—	7,062	287,076
Jody Davids	110,000	155,014	—	7,062	272,076
Peter Fine	110,000	155,014	—	7,062	272,076
Marc Miller	117,500	155,014	—	7,062	279,576
Marvin O’Quinn	102,500	155,014	—	7,062	264,576
Richard Statuto	164,231	155,014	—	7,062	326,307
Ellen Wolf	125,866	155,014	—	7,062	287,942
(1)The amounts reflected in this column are cash retainers earned for service as a director for fiscal year 2025, regardless of when such fees are paid. For Mr. Bigalke, Mr. Statuto, and Ms. Wolf, these amounts include additional fees earned for membership on the Board’s ad hoc Transaction Committee formed in connection with the Company’s transaction with an affiliate of Patient Square Capital, LP.
(2)Each non-employee director received an annual award of 7,101 RSUs with a grant date fair value, computed in accordance with FASB Accounting Standards Codification, Compensation—Stock Compensation (Topic 718), of $155,014. The grant date fair value is based on the closing price for our common stock on the award date, December 9, 2024, of $21.83. Grant date fair value assumptions are consistent with those disclosed in Note 14—Stock-Based Compensation to our Consolidated Financial Statements in the Original Filing. RSU grants fully vest on the first anniversary of the grant date. A total of 56,808 unvested RSUs granted to non-employee directors were outstanding as of June 30, 2025.
(3)All Other Compensation includes (i) dividend equivalents accrued and paid during fiscal year 2025 for RSUs granted in December 2023 and vested in December 2024; (ii) dividend equivalents accrued during fiscal year 2025 for RSUs granted in December 2024; and (iii) a $1,000 contribution to be made to the charity of choice for each member of the Board. Charitable contributions are generally made annually in December.
Indemnification and Exculpation
We indemnify our directors and officers to the fullest extent permitted by Delaware law pursuant to our Certificate of Incorporation and Bylaws. Our Certificate of Incorporation also includes provisions that eliminate the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except for liability:
•for any breach of the director’s duty of loyalty to us or our stockholders;
•for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;
•under Section 174 of the Delaware General Corporation Law (regarding unlawful payment of dividends); or
•for any transaction from which the director derives an improper personal benefit.
In addition to these indemnification and exculpation provisions, we have entered into and may in the future enter into agreements to indemnify our officers and directors. With certain exceptions, these agreements provide for indemnification of expenses and liabilities incurred by the indemnified individual in connection with a proceeding related to his or her service to us as an officer or director (including, among other things, attorneys’ fees, judgments, fines, ERISA excise taxes and penalties and settlement amounts).
We believe these provisions and agreements are necessary to attract and retain qualified people who will be free from undue concern about personal liability in connection with their service to us.
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
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth information, as of October 21, 2025, regarding the beneficial ownership of shares of our common stock by (i) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, director nominees and NEOs listed in the Summary Compensation Table for Fiscal Year 2025 in Item 11 of this Form 10-K/A above, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person listed below is the address of our principal executive office, Premier, Inc., 13520 Ballantyne Corporate Place, Charlotte, North Carolina, 28277.
In preparing the following table, we relied upon statements filed with the SEC by the beneficial owners of more than 5% of our outstanding shares of common stock pursuant to Sections 13 or 16 of the Exchange Act. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned (except to the extent that authority may be shared spouses under applicable law).

Name	Common Stock Beneficially Owned (1)
	# Shares	% of Class (2)
Greater Than 5% Beneficial Owners
The Vanguard Group (3)	14,213,088	17.19%
BlackRock, Inc. (4)	12,899,645	15.60%
Dimensional Fund Advisors LP (5)	5,895,930	7.13%
State Street Corporation (6)	4,259,088	5.15%
Directors, Director Nominees and NEOs:
Michael Alkire (7)	287,829	*
John Bigalke (8)	27,536	*
Helen Boudreau (8)	18,668	*
Jody Davids (8)	21,033	*
Peter Fine (8)(9)	42,450	*
Marc Miller (8)(9)	42,450	*
Marvin O’Quinn (8)(9)	42,450	*
Richard Statuto (8)	42,450	*
Ellen Wolf (8)	51,938	*
Craig McKasson (10)	7,724	*
Glenn Coleman (11)	47,824	*
Andrew Brailo	49,617	*
David Klatsky	48,698	*
David Zito (12)	9,255	*
Directors, Director Nominees and Executive Officers as a group (16 persons) (13)	759,960	0.92%
* Represents less than 1%.
(1)According to the rules adopted by the SEC, a person is a beneficial owner of securities if the person or entity has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, conversion of a security or otherwise. Unless otherwise indicated, share numbers represent shares of common stock owned as of October 21, 2025 by each person or entity named in the table.
(2)The percentage of beneficial ownership is based upon 82,684,436 shares of common stock outstanding as of October 21, 2025.
(3)The information presented is based solely on an amendment to a Schedule 13G filed with the SEC on February 13, 2024 by Vanguard Group, Inc. (“Vanguard” and such filing the “Vanguard 13G”). The Vanguard 13G indicates sole dispositive power with respect to 14,006,073 shares, sole voting power with respect to no shares, shared dispositive power with respect to 207,015 shares, and shared voting power with respect to 77,315 shares. The address of Vanguard set forth in the Vanguard 13G filing is 100 Vanguard Blvd, Malvern, PA 19355. Vanguard has not subsequently filed reports regarding their ownership of shares with the SEC pursuant to Section 13 of the Exchange Act.
(4)The information presented is based solely on an amendment to a Schedule 13G filed with the SEC on July 17, 2025 by BlackRock, Inc. (“BlackRock” and such filing the “BlackRock 13G”). The BlackRock 13G indicates sole dispositive power with respect to 12,899,645 shares, sole voting power with respect to 12,675,536 shares, and shared voting and dispositive power with respect to no shares. According to the BlackRock 13G, the shares reported in the filing reflect the securities beneficially owned, or deemed to be beneficially owned, by certain business units of BlackRock and its subsidiaries and affiliates. The address of BlackRock set forth in the BlackRock 13G is 50 Hudson Yards, New York, NY 10001.
(5)The information presented is based solely on an amendment to a Schedule 13G filed with the SEC on October 31, 2024 by Dimensional Fund Advisors LP ("Dimensional" and such filing the “Dimensional 13G”). The Dimensional 13G indicates sole dispositive power with respect to 5,895,930 shares, sole voting power with respect to 5,744,423 shares, and shared dispositive and voting authority with respect to no shares. According to the Dimensional 13G, all of the securities reported in the Dimensional 13G are owned by certain funds to which Dimensional or its subsidiaries serve as investment advisor, sub adviser and/or manager. The address of Dimensional set forth in the Dimensional 13G 6300 Bee Cave Road, Building One, Austin, TX 78746.
(6)The information presented is based solely on a Schedule 13G filed with the SEC on August 11, 2025, by State Street Corporation ("State Street" and such filing the “State Street 13G”). The State Street 13G indicates sole dispositive and voting power with respect to no shares, shared dispositive power with respect to 4,259,088 shares, and shared voting power with respect to 3,741,404 shares. The address of State Street set forth in its 13G filing is One Congress Street, Suite 1, Boston MA 02114.
(7)Includes 242,978 shares of common stock owned by Mr. Alkire and 44,851 shares of common stock that are issuable upon the exercise of currently exercisable options.
(8)For each of Mr. Bigalke, Ms. Boudreau, Ms. Davids, Mr. Fine, Mr. Miller, Mr. O’Quinn, Mr. Statuto, and Ms. Wolf, includes 7,101 Restricted Stock Units that are scheduled to vest within 60 days of October 21, 2025.
(9)As an executive officer of a member owner, such person may be deemed to share beneficial ownership of the shares held by the member owner with which he or she is affiliated, and such person disclaims beneficial ownership of any such shares, or any other shares held by affiliates of the applicable member owner.
(10)Includes 4,995 shares of common stock owned by Mr. McKasson and 2,729 shares of common stock that are issuable upon the exercise of currently exercisable options. Mr. McKasson retired from his position as our Chief Administrative and Financial Officer on November 11, 2024.

(11)The number in the table for Mr. Coleman represents Restricted Stock Units that are scheduled to vest within 60 days of October 21, 2025.
(12)The number in the table for Mr. Zito represents Restricted Stock Units that are scheduled to vest within 60 days of October 21, 2025.
(13)Includes the individuals identified in the table above and two additional individuals serving as an executive officer as of October 21, 2025. Includes 20,038 shares of common stock held by such individuals.
As of the date of the Original Filing, we did not know of no arrangements, the operation of which might at a subsequent date result in the change of control of the Company. However, on September 21, 2025, we entered into a merger agreement with certain affiliates of Patient Square Capital, LP which, if consummated, would result in a change in control of the Company. The merger agreement is further described in our Current Report on Form 8-K filed with the SEC on September 22, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Policy on Oversight of Related Party Transactions
We have several written policies and codes in place that govern, among other things, related party transactions and potential conflicts of interest. In addition, several of the committees of our Board of Directors have oversight responsibility for related party transactions and potential conflicts of interest. Pursuant to its charter, the Audit and Compliance Committee is responsible for the review and approval of all related party transactions requiring disclosure under SEC Regulation S-K Item 404 i.e., transactions in excess of $120,000 with any of our directors, executive officers and significant (more than 5%) stockholders. The Audit and Compliance Committee also oversees compliance with the Board Conflicts of Interest Policy, including related party transactions. In addition, the Member Agreement Review Committee is responsible for reviewing and providing feedback to our management with respect to non-ordinary course transactions between us or our subsidiaries and our member owners and also for assessing risks associated with agreements that we enter into with our member owners.
The above committees are permitted to engage outside advisors and other professionals to assist them with their stated duties, including evaluating and approving any transaction between us and any related party.
Director Independence
Review of Director Independence and Standards for Independence
On August 7, 2025, the Board undertook its annual review of the independence of its directors as independent directors based on our Corporate Governance Guidelines and applicable SEC and NASDAQ requirements and standards. The Board reviews annually the independence of each director, taking into consideration the recommendations of the Nominating and Governance Committee. In connection with this determination, on an annual basis, each director and executive officer is required to complete a questionnaire which requires disclosure of information relevant to this review, including the criteria described below. In addition, directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as independent.
The Board assessed whether any director had a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of such director. In addition, the Board assessed whether any of the following relationships existed between us and the director or the director’s family members (i.e., spouse, parents, children and siblings or anyone residing in the director’s home) that would prohibit a finding of independence under NASDAQ rules:
•at any time during the past three years was the director employed by us;
•has the director or a family member of the director accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for Board or Board committee service; (ii) compensation paid to a family member who is our employee (other than an executive officer) or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;
•does the director have a family member who is, or at any time during the past three years was, employed by us as an executive officer;
•is the director or his or her family member a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in our securities or (ii) payments under non-discretionary charitable contribution matching programs;

•is the director or his or her family member employed, or were they employed in the last three years, as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or
•is the director or his or her family member a current partner of our outside auditor or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.
In addition to the analysis above, the Board considered the following in connection with its independence assessment of directors that have been historically classified as “member-directors” (i.e., directors who are employed by a hospital or health system or one of their affiliates that participate in our group purchasing programs):
•the fact that the directors historically classified as “member-directors” have met and do meet the NASDAQ independence definition;
•the loss of our status as a “controlled company” under NASDAQ rules in July 2019;
•the shift of the composition of the Board to a majority of non-member-directors in July 2020;
•in connection with our 2020 corporate restructuring, the termination of the Voting Trust for our Class B common stock, previously held solely by member owners (i.e., hospitals or health systems or their affiliates that participate in our group purchasing programs and that also own our common stock);
•member owners no longer have the same type of control position with respect to us that might previously have been viewed in the past by the Board as potentially interfering with the exercise of independent judgment by the member-directors;
•to our knowledge, no member owner holds a controlling interest in our common stock and no member owner or group of member owners has filed with the SEC a Schedule 13D with respect to the common stock; and
•the advice of outside legal counsel regarding the Board’s ability to conclude that a member-director’s employment by a member owner should not, in and of itself, conclusively disqualify such director from classification as independent under NASDAQ rules.
Determination of Director Independence
Based on its review at its August 7, 2025 meeting, the Board affirmatively determined that each of John T. Bigalke, Helen M. Boudreau, Jody R. Davids, Peter S. Fine, Marc D. Miller, Marvin R. O’Quinn, Richard J. Statuto and Ellen C. Wolf is an independent director in accordance with NASDAQ Rule 5605 and our Corporate Governance Guidelines. Mr. Alkire, who is our President and Chief Executive Officer, was not deemed to be independent under NASDAQ rules. As a result of the review and determination above, the Board also determined that each member of the Board’s Audit and Compliance Committee, Compensation Committee, and Nominating and Governance Committee is an independent director under our Corporate Governance Guidelines and otherwise meets the qualifications for membership on such committee imposed by NASDAQ, the SEC, and other applicable laws and regulations.
In addition, there are no arrangements or understandings known to us between any person serving as a director in fiscal year 2025 and any other person pursuant to which a director was or is to be elected or nominated to serve as a director, other than any arrangements or understandings with our directors or officers acting solely in their capacities as such. None of our directors or executive officers, or any associate of any of the foregoing, is a party to any material proceedings adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.
Item 14. Principal Accounting Fees and Services
Audit and Compliance Committee Pre-Approval of Accounting Services
The Audit and Compliance Committee of our Board is responsible for the appointment, oversight and evaluation of our independent registered public accounting firm. In accordance with our Audit and Compliance Committee’s charter, our Audit and Compliance Committee must approve, in advance of the service, all audit, audit-related, and permissible non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act. The Audit and Compliance Committee has concluded that provision of the non-audit services described in that section is not compatible with maintaining the independence of EY.
The Audit and Compliance Committee has established a policy regarding pre-approval of audit, audit-related, and permissible non-audit services provided by our independent registered public accounting firm, as well as all engagement fees and terms for our independent registered public accounting firm. Under the policy, the Audit and Compliance Committee must approve the services to be rendered and fees to be charged by our independent registered public accounting firm. Typically, the Audit and Compliance Committee approves services up to a specific amount of fees.

The Audit and Compliance Committee must then approve, in advance, any services or fees exceeding those pre-approved levels, subject to the de minimis exception for non-audit services set forth in Section 10A(i)(1)(B) of the Exchange Act unless otherwise limited by the Committee. The Audit and Compliance Committee may delegate pre-approval authority to a subcommittee consisting of one or more of its members but which must include the Chair of the Audit and Compliance Committee. All requests or applications for services to be provided by our independent registered public accounting firm must be submitted to specified officers who will determine whether such services are included within the list of pre-approved services. All requests to the Audit and Compliance Committee for specific approval of services that do not have general pre-approval must be accompanied by a statement that the request is consistent with the independent registered public accounting firm’s independence from Premier.
Principal Accounting Fees and Services
The following table presents the fees billed to us and our subsidiaries for services rendered by EY for the fiscal years ended June 30, 2025 and 2024. All such fees were pre-approved by our Audit and Compliance Committee.

in thousands	FY2025	FY2024
Audit Fees(1)	$3,766	$3,758
Audit-Related Fees(2)	650	729
Tax Fees(3)	—	—
All Other Fees(3)	—	—
Total(3)	$4,416	$4,487
(1)Represents audit fees billed in each of fiscal years 2025 and 2024. Audit fees in fiscal years 2025 and 2024 include the audit of our consolidated financial statements and subsidiaries, the audit of our internal control over financial reporting, consent for the registration of securities with the SEC and services provided in connection with the review of our quarterly condensed consolidated financial statements included in our SEC filings.
(2)Represents audit-related fees billed in each of fiscal years 2025 and 2024. Audit-related fees in fiscal years 2025 and 2024 principally related to professional services in connection with financial due diligence, internal controls and other services that are traditionally performed by our independent registered public accounting firm.
(3)In fiscal years 2025 and 2024, EY did not provide any products or services that would be required to be disclosed under “tax fees” or “all other fees” in the table above. In fiscal years 2025 and 2024, no services or fees were approved without Audit and Compliance Committee pre-approval pursuant to the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules
No financial statements, schedules, or supplemental data are filed with this Form 10-K/A. Refer to Part III, Item 15 of the Original Filing.
Exhibit Index

Exhibit No.	Description

31.3	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.4	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

99.1	Use of Non-GAAP Financial Measures*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Annual Report on Form 10-K/A for the year ended June 30, 2025, formatted in Inline XBRL (included in the Exhibit 101).*
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

PREMIER, INC.
By:	/s/ MICHAEL J. ALKIRE
Name:	Michael J. Alkire
Title:	President and Chief Executive Officer
Date:	October 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL J. ALKIRE	President and Chief Executive Officer and Director (principal executive officer)	October 24, 2025
Michael J. Alkire

/s/ GLENN G. COLEMAN	Chief Administrative and Financial Officer (principal financial officer)	October 24, 2025
Glenn G. Coleman

/s/ CRYSTAL B. CLIMER	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	October 24, 2025
Crystal B. Climer

*	Director	October 24, 2025
John T. Bigalke

*	Director	October 24, 2025
Helen M. Boudreau

*	Director	October 24, 2025
Jody R. Davids

*	Director	October 24, 2025
Peter S. Fine

*	Director	October 24, 2025
Marc D. Miller

*	Director	October 24, 2025
Marvin R. O'Quinn

*	Director	October 24, 2025
Richard J. Statuto

*	Director	October 24, 2025
Ellen C. Wolf
*The undersigned, by signing his name hereto, does hereby sign this Amendment No. 1 to Form 10-K/A on behalf of the above indicated officer or director of the registrant, Premier, Inc., pursuant to the Power of Attorney signed by such officer or director on August 19, 2025, in the Original Filing.

By:	/s/ Glenn G. Coleman
Name:	Glenn G. Coleman
Title:	Chief Administrative and Financial Officer
Date:	October 24, 2025