Form 10-Q
period 2025-09-30
Premier, Inc.
filed 2025-11-04
CIK 1577916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒
As of October 30, 2025, there were 82,684,436 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements made in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 for Premier, Inc. (this “Quarterly Report”) that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in conditional or future tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates,” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations regarding future events and trends affecting our business and are necessarily subject to risks and uncertainties, many of which are outside our control. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•risks related to the proposed transaction pursuant to which we would be acquired by an affiliate of Patient Square Capital (the “Merger”), including without limitation the following: (1) the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals, satisfy the other conditions to the consummation of the Merger (including the approval of our stockholders) or complete contemplated financing arrangements, (2) the risk that any announcements relating to the Merger could have adverse effects on the market price of our Class A Common Stock (“Common Stock”), (3) disruption from the Merger making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with our members, customers, vendors and others with whom we do business, (4) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger agreement pursuant to which the Merger would be consummated, (5) risks related to disruption of our current plans and operations or the diversion of management’s attention from our ongoing business operations due to the Merger, (6) significant transaction costs, and (7) the risk of litigation and/or regulatory actions related to the Merger or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future;
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
•the impact on the price of our Common Stock if we cease paying dividends or reduce dividend payments from current levels;
•the number of shares of our Common Stock repurchased by us pursuant to any then-existing Common Stock repurchase program and the timing of any such repurchases;
•the number of shares of Common Stock eligible for sale after the issuance of Common Stock in our August 2020 Restructuring and the potential impact of such sales; and
•the risk factors discussed under the heading “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as updated by our Quarterly Reports on Form 10-Q (including this Quarterly Report) filed with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PREMIER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2025	June 30, 2025
Assets
Cash and cash equivalents	$43,380	$83,725
Accounts receivable (net of $5,767 and $6,339 allowance for credit losses, respectively)	87,460	99,092
Contract assets (net of $1,189 and $1,207 allowance for credit losses, respectively)	330,699	318,337
Prepaid expenses and other current assets	70,473	84,649
Total current assets	532,012	585,803
Property and equipment (net of $819,366 and $820,043 accumulated depreciation, respectively)	200,211	201,481
Intangible assets (net of $342,898 and $332,522 accumulated amortization, respectively)	237,694	250,770
Goodwill	899,071	897,894
Deferred income tax assets	758,170	762,859
Deferred compensation plan assets	31,198	35,069
Investments in unconsolidated affiliates	259,261	262,621
Operating lease right-of-use assets	41,807	5,072
Other assets	91,947	95,505
Total assets	$3,051,371	$3,097,074

Liabilities and stockholders' equity
Accounts payable	$24,078	$19,619
Accrued expenses	51,844	59,151
Revenue share obligations	349,059	347,306
Accrued compensation and benefits	49,421	99,019
Deferred revenue	19,786	22,548
Line of credit and current portion of long-term debt	280,000	280,000
Current portion of liability related to the sale of future revenues	53,618	49,712
Other current liabilities	26,939	33,182
Current liabilities of discontinued operations	24	96
Total current liabilities	854,769	910,633
Liability related to the sale of future revenues, less current portion	576,373	590,727
Deferred compensation plan obligations	31,198	35,069
Operating lease liabilities, less current portion	42,451	2,007
Other liabilities	18,307	28,061
Total liabilities	1,523,098	1,566,497
Commitments and contingencies (Note 15)
Stockholders' equity:
Class A common stock, $0.01 par value, 500,000,000 shares authorized; 82,684,147 shares issued and outstanding at September 30, 2025 and 91,548,325 shares issued and 82,544,385 shares outstanding at June 30, 2025	827	916
Treasury stock, at cost; 9,003,940 shares at June 30, 2025	—	(161,561)
Additional paid-in capital	2,214,520	2,176,318
Accumulated deficit	(686,998)	(485,045)
Accumulated other comprehensive loss	(76)	(51)
Total stockholders' equity	1,528,273	1,530,577
Total liabilities and stockholders' equity	$3,051,371	$3,097,074
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024
Net revenue:
Net administrative fees	$132,402	$132,625
Software licenses, other services and support	107,602	115,517
Net revenue	240,004	248,142
Cost of revenue:
Services and software licenses	69,407	67,724
Cost of revenue	69,407	67,724
Gross profit	170,597	180,418
Operating expenses:
Selling, general, and administrative	134,851	134,880
Research and development	483	586
Amortization of purchased intangible assets	10,379	9,637
Operating expenses	145,713	145,103
Operating income	24,884	35,315
Equity in net (loss) income of unconsolidated affiliates	(3,358)	1,833
Interest expense, net	(5,622)	(1,756)
Other income, net	1,080	60,259
Other (expense) income, net	(7,900)	60,336
Income before income taxes	16,984	95,651
Income tax expense	1,697	22,711
Net income from continuing operations	15,287	72,940
Net loss from discontinued operations, net of tax	—	(1,604)
Net income	15,287	71,336
Net loss (income) from continuing operations attributable to non-controlling interest	2,292	(552)
Net income attributable to stockholders	$17,579	$70,784

Comprehensive income:
Net income	$15,287	$71,336
Comprehensive loss (income) attributable to non-controlling interest	2,292	(552)
Foreign currency translation (loss) gain	(25)	21
Comprehensive income attributable to stockholders	$17,554	$70,805

Weighted average shares outstanding:
Basic	82,548	100,380
Diluted	83,606	100,991

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.21	$0.72
Basic loss per share from discontinued operations	—	(0.01)
Basic earnings per share attributable to stockholders	$0.21	$0.71

Diluted earnings per share from continuing operations	$0.21	$0.72
Diluted loss per share from discontinued operations	—	(0.02)
Diluted earnings per share attributable to stockholders	$0.21	$0.70
See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except per share data)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	82,544	$916	9,004	$(161,561)	$2,176,318	$(485,045)	$(51)	$1,530,577
Issuance of Class A common stock under equity incentive plan	630	6	—	—	—	—	—	6
Treasury stock	(490)	—	490	(275)	—	—	—	(275)
Retirement of Class A common stock	—	(95)	(9,494)	161,836	40,000	(201,741)	—	—
Stock-based compensation expense	—	—	—	—	8,165	—	—	8,165
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(7,697)	—	—	(7,697)
Net income	—	—	—	—	—	15,287	—	15,287
Net loss attributable to non-controlling interest	—	—	—	—	(2,292)	2,292	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(17,791)	—	(17,791)
Foreign currency translation adjustment	—	—	—	—	—	—	(25)	(25)
Balance at September 30, 2025	82,684	$827	—	$—	$2,214,520	$(686,998)	$(76)	$1,528,273

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	105,027	$1,115	6,429	$(250,129)	$2,105,684	$105,590	$(29)	$1,962,231
Issuance of Class A common stock under equity incentive plan	491	5	—	—	—	—	—	5
Treasury stock	(7,723)	—	7,723	(139,207)	80,000	—	—	(59,207)
Retirement of Class A common stock	—	(142)	(14,152)	389,336	—	(389,194)	—	—
Stock-based compensation expense	—	—	—	—	6,931	—	—	6,931
Repurchase of vested restricted units for employee tax-withholding	—	—	—	—	(4,985)	—	—	(4,985)
Net income	—	—	—	—	—	71,336	—	71,336
Net income attributable to non-controlling interest	—	—	—	—	552	(552)	—	—
Change in ownership of consolidated entity	—	—	—	—	26	—	—	26
Dividends ($0.21 per share)	—	—	—	—	—	(21,590)	—	(21,590)
Distribution of investment in unconsolidated affiliate to non-controlling interests	—	—	—	—	—	(585)	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Balance at September 30, 2024	97,795	$978	—	$—	$2,188,208	$(234,995)	$(8)	$1,954,183

See accompanying notes to the unaudited condensed consolidated financial statements.

PREMIER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2025	2024
Operating activities
Net income	$15,287	$71,336
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	—	1,604
Depreciation and amortization	30,477	29,288
Equity in net loss (income) of unconsolidated affiliates	3,358	(1,833)
Deferred income taxes	5,407	24,954
Stock-based compensation	8,165	6,931
Impairment of assets	1,758	—
Other, net	840	1,672
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	11,632	2,216
Contract assets	(10,794)	(10,566)
Prepaid expenses and other assets	(18,229)	8,730
Accounts payable	4,265	397
Revenue share obligations	1,753	26,118
Accrued expenses, deferred revenue, and other liabilities	(37,989)	(80,804)
Net cash provided by operating activities from continuing operations	15,930	80,043
Net cash used in operating activities from discontinued operations	(72)	(12,396)
Net cash provided by operating activities	15,858	67,647
Investing activities
Purchases of property and equipment	(19,504)	(17,718)
Net cash used in investing activities	(19,504)	(17,718)
Financing activities
Payments on notes payable	—	(26,214)
Proceeds from credit facility	120,000	—
Payments on credit facility	(120,000)	—
Proceeds from sale of future revenues	—	42,325
Payments on liability related to the sale of future revenues	(10,448)	(20,949)
Cash dividends paid	(18,561)	(21,323)
Repurchase of Class A common stock	—	(56,440)
Other, net	(7,665)	(5,539)
Net cash used in financing activities	(36,674)	(88,140)
Effect of exchange rate changes on cash flows	(25)	21
Net decrease in cash and cash equivalents	(40,345)	(38,190)
Cash and cash equivalents at beginning of period	83,725	125,146
Cash and cash equivalents at end of period	$43,380	$86,956
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
The Company, together with its subsidiaries and affiliates, delivers its integrated platform of solutions through two business segments: Supply Chain Services and Performance Services. See Note 16 - Segments for further information related to the Company’s reportable business segments. The Company has no significant foreign operations or revenues. The Supply Chain Services segment includes one of the largest national healthcare GPO programs in the United States, serving acute and continuum of care sites and providing supply chain co-management and financial support services through the Company’s procure-to-pay functionalities which include digital supply chain market insights and digital invoicing and payables automation business. The Performance Services segment consists of the Company’s technology and services platform with offerings that help optimize performance in three main areas – clinical intelligence, margin improvement, and value-based care – using advanced analytics to identify improvement opportunities, consulting and managed services for clinical and operational design, and workflow solutions to hardwire sustainable change in the provider, payer, and life sciences markets.
Pending Acquisition by Patient Square Capital
On September 22, 2025, the Company announced that it had entered into a definitive agreement to be acquired by an affiliate of Patient Square Capital, LP (“Patient Square”). Specifically, on September 21, 2025, Premier entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Premium Parent, LLC, a Delaware limited liability corporation (“Parent”), and Premium Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”); (ii) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company, par value $0.01 per share (the “Common Stock”) (the “Shares”), other than (a) shares of Common Stock that, immediately prior to the Effective Time, are held by the Company or any of its subsidiaries and not held on behalf of third parties, (b) shares of Common Stock that are owned by Parent or Merger Sub, in each case immediately prior to the Effective Time, and (c) shares of Common Stock that, immediately prior to the Effective Time, are held by any holder who is entitled to demand and properly demands appraisal of such shares of Common Stock pursuant to Section 262 of the General Corporation Law of the State of Delaware, will be automatically converted into the right to receive $28.25 per Share in cash, without interest (the “Merger Consideration”).
The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, (i) the approval of the Merger Agreement by holders of a majority of the aggregate voting power of the outstanding shares of Common Stock entitled to vote thereon, voting together as a single class, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order by a governmental authority enjoining or otherwise prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The obligation of Parent and Merger Sub to consummate the Merger is also conditioned upon there being no continuing Material Adverse Effect (as defined in the Merger Agreement). The consummation of the Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of Parent and the Company, including, among others, (i) if the consummation of the Merger does not occur on or before March 21, 2026 (the “Outside Date”), subject to one three-month extension if on such date all of the closing conditions in the Merger Agreement have been satisfied or waived, except for those relating to regulatory approvals and those conditions that by their nature are to be satisfied at the closing but provided that such conditions are capable of being satisfied if the closing were to take place on such date, (ii) if any court or governmental authority shall have enacted, issued, promulgated or entered any final and non-appealable order that permanently enjoins or otherwise permanently prohibits the consummation of the Merger, (iii) if the approval of our stockholders is not obtained following the meeting of our stockholders for purposes of obtaining such approval, (iv) by the Company if Parent or Merger Sub (in the case of termination by the Company) or Parent if the Company (in the case of termination by Parent) breaches or fails to perform their covenants or if any of their representations or warranties are untrue, such that the conditions to closing for the terminating party fail to be satisfied (subject to a cure period) (“uncured breach”) or (v) subject to certain conditions, (a) by Parent, if our Board of Directors makes an adverse recommendation change with respect to the Merger or (b) by the Company, if (1) the Company wishes to terminate the Merger Agreement to enter into a definitive contract with respect to a Superior Proposal (as defined by the Merger Agreement) or (2) if Parent and Merger Sub fail to effect the closing on or prior to the date that is three business days after the closing would have occurred pursuant to the Merger agreement, and after the closing conditions have been satisfied (other than those conditions that by their nature are to be satisfied at the closing, but which are capable of being satisfied at the closing) and the Company stands ready, willing and able to consummate the transaction (“Parent’s Failure to Close”).
Premier will be required to pay a termination fee to Parent equal to $66,215,100 if the Merger Agreement is terminated in certain specified circumstances, including the termination by Parent in the event of a change of recommendation by the Board or the termination by the Company to enter into a contract with respect to a Superior Proposal.
Parent will be required to pay a termination fee to the Company equal to $168,550,000 if the Company terminates the Merger Agreement due to Parent’s and Merger Sub’s uncured breach or Parent’s Failure to Close (or Parent terminates following the Outside Date, where the Company could have validly terminated pursuant to the foregoing).
Acquisitions and Divestitures
Acquisition of IllumiCare, Inc.
On June 13, 2025, the Company, through its wholly owned subsidiary PHSI, acquired 100% of the issued and outstanding capital stock in IllumiCare, Inc. (“IllumiCare”) in a reverse subsidiary merger transaction for a preliminary adjusted purchase price of $46.7 million, net of cash acquired (“IllumiCare acquisition”). The Company paid $39.8 million with cash on hand, net of cash acquired. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. IllumiCare is reported as part of the Performance Services Segment. See Note 3 - Business Acquisitions for further information.
Divestiture of Direct Sourcing Business - Discontinued Operations
On September 30, 2024, the Company’s wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”), entered into a Contribution and Exchange Agreement to contribute all outstanding equity interests in its direct sourcing subsidiary, SVS LLC d/b/a S2S Global (“S2S Global”), to Prestige Ameritech, Ltd. (“Prestige”) in exchange for approximately 9.4 million limited partnership units, or a 20% minority interest, in Prestige (the “S2S Divestiture”). The transaction closed on October 1, 2024. The fair value of the equity received in Prestige as consideration for the contribution of S2S Global was $24.9 million, which resulted in a loss on disposal of S2S Global of $53.0 million during the year ended June 30, 2025.
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

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with United States generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues, and expenses of all majority-owned subsidiaries over which the Company exercised control and, when applicable, entities for which the Company had a controlling financial interest or was the primary beneficiary. All intercompany transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the audited consolidated financial statements and related footnotes contained in the 2025 Annual Report.
Supplementary Cash Flows Information
The following table presents supplementary cash flows information for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Supplemental schedule of non-cash investing and financing activities:
Non-cash additions to property and equipment	$194	$191
Accrued dividend equivalents	427	450
Increase in treasury stock related to a payable as a result of applying trade date accounting when recording the repurchase of Class A common stock	—	1,602
Accrued excise taxes related to repurchase of Class A common stock	275	1,165
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
(2) SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in the 2025 Annual Report.
Recently Issued Accounting Standards Not Yet Adopted
In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. ASU 2025-05 will be effective for the Company’s annual reporting period beginning July 1, 2026. The Company is currently evaluating the new standard and the impact on its consolidated financial statements and related disclosures.

(3) BUSINESS ACQUISITIONS
Acquisition of IllumiCare
On June 13, 2025, the Company, through its wholly owned subsidiary PHSI, acquired 100% of the issued and outstanding capital stock in IllumiCare in a reverse subsidiary merger transaction for a preliminary adjusted purchase price of $46.7 million, net of cash acquired. The Company paid $39.8 million with cash on hand, net of cash acquired. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. As of September 30, 2025, the fair value of the earn-out liability was $6.9 million (see Note 6 - Fair Value Measurements), which was included in the preliminary adjusted purchase price.
The Company has accounted for the IllumiCare acquisition as a business combination whereby the preliminary adjusted purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values. The fair value assigned to intangible assets acquired was $17.0 million, consisting primarily of developed technology and customer relationships. Other assets and liabilities acquired are not material. The IllumiCare acquisition resulted in the recognition of $30.8 million of goodwill (see Note 8 - Goodwill and Intangible Assets) attributable to the anticipated profitability of IllumiCare, based on the purchase price paid in the acquisition compared to the fair value of the net assets acquired. The IllumiCare acquisition was considered a stock acquisition for income tax purposes. During the quarter ended September 30, 2025, the Company recorded measurement period adjustments based on the preliminary valuation report. These adjustments resulted in an immaterial reduction in the value of intangible assets and a corresponding increase in goodwill (see Note 8 - Goodwill and Intangible Assets). The purchase price allocation is preliminary because the fair values assigned to intangible assets are subject to change as the valuation report is finalized.
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
As of September 30, 2025, the Company had completed the exit from the S2S Global business and had no income or loss from discontinued operations for the three months ended September 30, 2025.
There were no assets classified as discontinued operations at September 30, 2025 and June 30, 2025. The following table summarizes the major classes of liabilities classified as discontinued operations at September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025	June 30, 2025
Liabilities
Accrued expenses	$14	$14
Accrued compensation and benefits	10	82
Current liabilities of discontinued operations	$24	$96

The following table summarizes the major components of net loss from discontinued operations for the three months ended September 30, 2024 (in thousands):

Three Months Ended September 30,
2024
Net revenue	$50,485
Cost of revenue	46,055
Gross profit	4,430
Operating expenses:
Selling, general, and administrative	6,761
Operating expenses	6,761
Operating loss from discontinued operations	(2,331)
Other expense	(54)
Net loss from discontinued operations before income taxes	(2,385)
Income tax benefit	(781)
Net loss from discontinued operations, net of tax, attributable to stockholders	$(1,604)
(5) INVESTMENTS
Investments in Unconsolidated Affiliates
The Company’s investments in unconsolidated affiliates consisted of the following (in thousands):

			Equity in Net (Loss) Income
	Carrying Value		Three Months Ended September 30,
	September 30, 2025	June 30, 2025	2025	2024
FFF	$136,080	$136,080	$—	$—
Prestige	49,421	53,134	(3,711)	308
Exela	33,051	33,986	(935)	1,198
Qventus	16,000	16,000	—	—
Other investments	24,709	23,421	1,288	327
Total investments	$259,261	$262,621	$(3,358)	$1,833
The Company’s wholly owned subsidiary, PSCI, held a 49% interest in FFF Enterprises, Inc. (“FFF”) through PSCI’s ownership of FFF Class B stock at September 30, 2025 and June 30, 2025. On March 3, 2023, the Company and the majority shareholder of FFF amended the FFF shareholders’ agreement, and since the date of the amendment, the Company has accounted for its investment in FFF at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes FFF as part of the Supply Chain Services segment.
The Company holds ownership interest in Prestige through its wholly owned subsidiary, PSCI, and through the Company’s consolidated subsidiary, PRAM. At September 30, 2025 and June 30, 2025, the Company held an approximate 24% interest in Prestige, comprised of the 20% direct ownership interest received as consideration in the S2S Divestiture (see Note 1 - Organization and Basis of Presentation) as well as its indirect ownership interest through PRAM. The Company accounts for its investment in Prestige using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
At September 30, 2025 and June 30, 2025, the Company held an approximate 16% interest in Prestige through PRAM’s ownership of Prestige limited partnership units. At September 30, 2025 and June 30, 2025, the Company owned approximately 26% of the membership interest of PRAM, with the remainder of the membership interests held by 16 member health systems or their affiliates.
The Company’s consolidated subsidiary, ExPre Holdings, LLC (“ExPre”), held an approximate 6% interest in Exela Holdings, Inc. (“Exela”) through ExPre’s ownership of Exela Class A common stock at September 30, 2025 and June 30, 2025. At September 30, 2025 and June 30, 2025, the Company owned approximately 15% of the membership interest of ExPre, with the remainder of the membership interests held by 11 member health systems or their affiliates. The Company accounts for its investment in Exela using the equity method of accounting and includes the investment as part of the Supply Chain Services segment.
The Company’s wholly owned subsidiary, PHSI, held an approximate 7% interest in Qventus, Inc. (“Qventus”) through PHSI’s ownership of Qventus Series C preferred stock at September 30, 2025 and June 30, 2025. The Company accounts for its investment in Qventus at cost less impairments, if any, plus or minus any observable changes in fair value. The Company includes Qventus as part of the Performance Services segment.
(6) FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table represents the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value of Financial Assets and Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Deferred compensation plan assets	$38,341	$38,341	$—	$—
Total assets	38,341	38,341	—	—

Earn-out liabilities	6,900	—	—	6,900
Total liabilities	$6,900	$—	$—	$6,900

June 30, 2025
Deferred compensation plan assets	$53,850	$53,850	$—	$—
Total assets	53,850	53,850	—	—

Earn-out liabilities	7,706	—	—	7,706
Total liabilities	$7,706	$—	$—	$7,706
Deferred compensation plan assets consisted of highly liquid mutual fund investments, which were classified as Level 1. The current portion of deferred compensation plan assets ($7.1 million and $18.8 million at September 30, 2025 and June 30, 2025, respectively) was included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
Earn-out Liabilities
Earn-out liabilities are classified as Level 3 of the fair value hierarchy. Earn-out liabilities were established in connection with the acquisition of substantially all of the assets and certain liabilities of Acurity, Inc. and Nexera, Inc. (the “Acurity and Nexera asset acquisition”) in February 2020 as well as the IllumiCare acquisition in June 2025. A total earn-out liability of $27.0 million for the Acurity and Nexera asset acquisition was paid in January 2025. The earn-out liability for the IllumiCare acquisition was based on projected results during the earn-out period.

A reconciliation of the Company’s Level 3 earn-out liabilities is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Beginning balance	$7,706	$28,549
Purchases (settlements) (a)	(806)	—
(Gains) losses (b)	—	1,451
Ending balance	$6,900	$30,000
_________________________________
(a)Purchases (settlements) for the three months ended September 30, 2025 represent an adjustment to the initial value of the IllumiCare acquisition earn-out.
(b)Gains on level 3 liability balances will decrease the liability ending balance, and losses on level 3 liability balances will increase the liability ending balance. (Gains) losses on earn-out liabilities are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income and Comprehensive Income.
Non-Recurring Fair Value Measurements
During three months ended September 30, 2025, no non-recurring fair value measurements were required relating to the measurement of goodwill and intangible assets for impairment.
Other Financial Instruments
The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and the Credit Facility (as defined in Note 9 - Debt and Notes Payable) approximated carrying value due to the short-term nature of these financial instruments.
(7) CONTRACT BALANCES
Deferred Revenue
Revenue recognized during the three months ended September 30, 2025 that was included in the opening balance of deferred revenue at July 1, 2025 was $12.2 million, which is a result of satisfying certain performance obligations.
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
Refer to the Company’s significant accounting policies in the 2025 Annual Report for discussion of revenue recognition on contracts with customers.
Net revenue of $5.2 million was recognized during the three months ended September 30, 2025 from performance obligations that were satisfied or partially satisfied in prior periods. The net revenue recognized was driven by an increase of $4.4 million in net administrative fees revenue related to under-forecasted cash receipts received in the current period and an increase of $0.8 million associated with revised forecasts from underlying contracts that include variable consideration components as well as additional fluctuations due to input method contracts which occur in the normal course of business.
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
Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $796.8 million. The Company expects to recognize approximately 38% of the remaining performance obligations over the next twelve months, an additional 23% over the following twelve months, and an additional 31% over the following 36 months, with the remainder recognized thereafter.

(8) GOODWILL AND INTANGIBLE ASSETS
Goodwill
A reconciliation of goodwill by segment is as follows (in thousands):

	Supply Chain Services	Performance Services	Total
June 30, 2025	$408,309	$489,585	$897,894
Acquisition of IllumiCare (a)	—	1,177	1,177
September 30, 2025	$408,309	$490,762	$899,071
_________________________________
(a)The increase in acquisition of IllumiCare above reflects measurement period adjustments associated with the IllumiCare acquisition during the three months ended September 30, 2025. For additional details on the IllumiCare acquisition, see Note 3 - Business Acquisitions.
At September 30, 2025 and June 30, 2025, the Company had accumulated impairment losses to goodwill at Performance Services of $197.7 million, which related to the ITS and Contigo Health reporting units.
Fiscal Year 2025 Impairment
During the year ended June 30, 2025, the Company recorded a pre-tax goodwill impairment charge of $126.8 million related to the Informatics and Technology Services (“ITS”) reporting unit. No events or circumstances occurred during the three months ended September 30, 2025 that would suggest there are additional indicators of impairment, and accordingly, the Company determined that goodwill impairment testing was not needed at September 30, 2025.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

		September 30, 2025			June 30, 2025
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Member relationships	14.7 years	$386,100	$(195,604)	$190,496	$386,100	$(189,068)	$197,032
Technology	6.5 years	108,517	(81,058)	27,459	117,017	(79,268)	37,749
Customer relationships	8.0 years	48,130	(34,220)	13,910	42,430	(33,357)	9,073
Trade names	6.6 years	18,720	(16,192)	2,528	18,620	(15,594)	3,026
Non-compete agreements	5.2 years	17,315	(14,648)	2,667	17,315	(14,148)	3,167
Other	5.1 years	1,810	(1,176)	634	1,810	(1,087)	723
Total		$580,592	$(342,898)	$237,694	$583,292	$(332,522)	$250,770
The net carrying value of intangible assets by segment was as follows (in thousands):

	September 30, 2025	June 30, 2025
Supply Chain Services	$215,086	$223,745
Performance Services	22,608	27,025
Total intangible assets, net	$237,694	$250,770

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows (in thousands):

2026 (a)	$29,402
2027	36,440
2028	33,022
2029	31,027
2030	30,035
Thereafter	77,768
Total amortization expense	$237,694
(a)As of September 30, 2025, estimated amortization expense is for the period from October 1, 2025 to June 30, 2026.
(9) DEBT AND NOTES PAYABLE
Line of credit and current portion of long-term debt consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Credit Facility	$280,000	$280,000
Total current portion of debt and notes payable	$280,000	$280,000
The Company held no long-term debt as of September 30, 2025 and June 30, 2025.
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
The Company was in compliance with all covenants at September 30, 2025 and June 30, 2025.
The Company had $280.0 million in outstanding borrowings under the Credit Facility at September 30, 2025 and June 30, 2025 with $715.0 million of available borrowing capacity after reductions for outstanding letters of credit. For the three months ended September 30, 2025, the Company borrowed $120.0 million and repaid $120.0 million of outstanding borrowings under the Credit Facility. At September 30, 2025, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.517%. At both September 30, 2025 and June 30, 2025, the annual commitment fee, based on the actual daily unused amount of commitments under the Credit Facility, was 0.125%.
(10) LIABILITY RELATED TO THE SALE OF FUTURE REVENUES
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, the Company sold the equity interest in its wholly-owned subsidiary, Non-Healthcare Holdings, LLC, pursuant to an equity purchase agreement with OMNIA (“Equity Purchase Agreement”) for a total purchase price of $723.8 million.
Pursuant to the terms of the Equity Purchase Agreement, OMNIA acquired Premier’s non-healthcare GPO member agreements. The Company and OMNIA also entered in a 10-year channel partnership agreement (the “Channel Agreement”), pursuant to which the Company remits to OMNIA the associated net cash flows generated from administrative fees from purchasing on supplier contracts, net of royalty fees that the Company is entitled to retain over the term of the Channel Agreement based on the continued growth of the non-healthcare GPO member agreements.
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
To the extent the amount or timing of future payments varies materially from the original estimate, the Company will make a cumulative adjustment to the carrying amount of the liability, which will be recorded as a non-cash gain or loss in other income in the Condensed Consolidated Statements of Income and Comprehensive Income. For the three months ended September 30, 2025 and 2024, the Company did not record cumulative adjustments to the carrying amount of the liability.
At September 30, 2025, the Company had $630.0 million of liability related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $53.6 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, the Company recorded $14.0 million in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $4.0 million in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
At June 30, 2025, the Company had $640.4 million of liability related to the sale of non-healthcare GPO member contracts and associated future revenues, of which $49.7 million was recorded to current portion of the liability related to the sale of future revenues in the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 30, 2024, the Company recorded $15.7 million in revenue that was sold to OMNIA in net administrative fees, net of royalty fees retained, and $4.4 million in interest expense related to the sale of future revenues in interest expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income.
A reconciliation of the liability related to the sale of future revenues was as follows (in thousands):

Beginning balance as of June 30, 2025	$640,439
Imputed interest expense	4,058
Principal and interest payments, net of royalty fees retained	(14,506)
Ending balance as of September 30, 2025	$629,991
(11) STOCKHOLDERS' EQUITY
As of September 30, 2025, there were 82,684,147 shares of the Company’s Common Stock, par value $0.01 per share, outstanding.
Share Repurchase Authorization
In February 2024, the Company announced that its Board of Directors had approved a share repurchase authorization for up to $1.0 billion of its Common Stock (the “Share Repurchase Authorization”) and that the Company had entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) pursuant to the Share Repurchase Authorization to repurchase an aggregate of $400.0 million of shares of Common Stock, excluding fees and expenses. Under the terms of the 2024 ASR Agreement, the Company made a payment of $400.0 million to Bank of America and, in February 2024, received initial deliveries of an aggregate of approximately 15.0 million shares of Common Stock. On July 11, 2024, as final settlement of the share repurchase transaction under the 2024 ASR Agreement, the Company received an additional approximate 4.8 million shares of Common Stock. In total, the Company repurchased approximately 19.9 million shares of Common Stock under the 2024 ASR Agreement at $20.12 per share, which represents the volume-weighted average share price of the Company’s Common Stock during the term of the 2024 ASR Agreement less a discount. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Condensed Consolidated Balance Sheets.
In August 2024, the Company announced that its Board of Directors had approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization. The Company completed this repurchase program on January 6, 2025, repurchasing an aggregate of approximately 9.5 million shares of Common Stock at an average price of $21.00 per share in open market transactions for a total purchase price of $200.0 million. The shares delivered were recorded in treasury stock and immediately retired and recorded to retained earnings in the Condensed Consolidated Balance Sheets.
On February 18, 2025, the Company announced that its Board of Directors had approved and that we had entered into two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to the Share Repurchase Authorization for an aggregate repurchase of $200.0 million of Common

Stock, excluding fees and expenses. Under the terms of the 2025 ASR Agreements, the Company made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, received from JPMorgan initial deliveries of approximately 9.0 million shares of Common Stock. On August 18, 2025, as final settlement of the share repurchase transactions under the 2025 ASR Agreements, the Company received an additional approximate 0.5 million shares of the Common Stock. In total, the Company repurchased approximately 9.5 million shares of the Common Stock under the 2025 ASR Agreements at $21.07 per share, which represents the volume-weighted average share price of the Common Stock during the terms of the 2025 ASR Agreements, less a discount.
The shares delivered were recorded in treasury stock and the unsettled portions of the 2025 ASR Agreements were recorded in additional paid-in capital, in the Company’s Condensed Consolidated Balance Sheets. The final settlement of shares delivered were recorded in treasury stock and immediately the 2025 ASR Agreements’ initial deliveries of shares and final settlement of shares were retired and recorded to retained earnings in the Company’s Condensed Consolidated Balance Sheets.
The Share Repurchase Authorization expired on June 30, 2025.
During the three months ended September 30, 2025, the Company paid cash dividends of $0.21 per share on outstanding shares of the Company’s Common Stock to stockholders on September 15, 2025.
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

The following table provides a reconciliation of the numerator and denominator used for basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income from continuing operations attributable to stockholders (a)	$17,579	$72,388
Net loss from discontinued operations attributable to stockholders	—	(1,604)
Net income attributable to stockholders	$17,579	$70,784

Denominator for earnings per share:
Basic weighted average shares outstanding	82,548	100,380
Effect of dilutive securities: (b)
Restricted stock units	750	611
Performance share awards	308	—
Weighted average shares outstanding - diluted	83,606	100,991

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.21	$0.72
Basic loss per share from discontinued operations	—	(0.01)
Basic earnings per share attributable to stockholders	$0.21	$0.71

Diluted earnings per share from continuing operations	$0.21	$0.72
Diluted loss per share from discontinued operations	—	(0.02)
Diluted earnings per share attributable to stockholders	$0.21	$0.70
_________________________________
(a)Net income from continuing operations attributable to stockholders was calculated as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net income from continuing operations	$15,287	$72,940
Net loss (income) from continuing operations attributable to non-controlling interest	2,292	(552)
Net income from continuing operations attributable to stockholders	$17,579	$72,388
(b)Stock options and restricted stock units excluded from diluted weighted average shares outstanding, as their effects were anti-dilutive, totaled 0.6 million for the three months ended September 30, 2025. Additionally, performance share awards excluded from diluted weighted average shares outstanding, as the awards had not satisfied the applicable performance criteria at the end of the period, were 0.1 million for the three months ended September 30, 2025.
Stock options and restricted stock units excluded from diluted weighted average shares outstanding, as their effects were anti-dilutive, totaled 1.6 million for the three months ended September 30, 2024. Additionally, performance share awards excluded from diluted weighted average shares outstanding, as the awards had not satisfied the applicable performance criteria at the end of the period, were 0.3 million for the three months ended September 30, 2024.
(13) STOCK-BASED COMPENSATION
Stock-based compensation expense is recognized over the requisite service period, which generally equals the stated vesting period. The associated deferred tax benefit was calculated at a tax rate of 25% for both the three months ended September 30, 2025 and 2024, which represents the expected effective income tax rate at the time of the compensation expense deduction and differs from the Company’s current effective income tax rate. See Note 14 - Income Taxes for further information related to income taxes.

Stock-based compensation expense and the resulting deferred tax benefits were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Pre-tax stock-based compensation expense	$8,165	$6,931
Less: deferred tax benefit (a)	1,569	1,255
Total stock-based compensation expense, net of tax	$6,596	$5,676
_________________________________
(a)For both the three months ended September 30, 2025 and 2024, the deferred tax benefit was reduced by $0.5 million, attributable to stock-based compensation expense that is nondeductible for tax purposes pursuant to Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017.
(14) INCOME TAXES
Income tax expense on continuing operations for the three months ended September 30, 2025 and 2024 was $1.7 million and $22.7 million, respectively. This reflects effective tax rates of 10% and 24% for the three months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing, and statute of limitation release on uncertain tax positions.
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
(15) COMMITMENTS AND CONTINGENCIES
Operating Leases
Operating lease expense for the three months ended September 30, 2025 and 2024 was $3.6 million and $2.0 million, respectively. As of September 30, 2025, the weighted average remaining lease term was 7.3 years and the weighted average discount rate was 6%. During the year ended June 30, 2025, the Company entered into a lease modification for its corporate headquarters, which commenced in July 2025 with an initial lease term of approximately eight years.
Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year were as follows (in thousands):

	September 30, 2025	June 30, 2025
2026 (a)	$6,337	$9,526
2027	5,334	1,558
2028	6,976	240
2029	7,155	201
2030	7,353	174
Thereafter	26,473	149
Total future minimum lease payments	59,628	11,848
Less: imputed interest	12,639	469
Total operating lease liabilities (b)	$46,989	$11,379
_________________________________
(a)As of September 30, 2025, future minimum lease payments are for the period from October 1, 2025 to June 30, 2026.
(b)As of September 30, 2025, the Company had $4.5 million of operating lease liabilities within other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
(16) SEGMENTS
The Company delivers its solutions and manages its business through two reportable business segments, Supply Chain Services and Performance Services. The Supply Chain Services segment includes the Company’s GPO, supply chain co-management, and purchasing and payment solutions. The Performance Services segment consists of the Company’s technology and services platform. The Company has identified these segments based on the products and services provided.
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
Segment information and a reconciliation of income before income taxes to unaudited Segment Adjusted EBITDA, a Non-GAAP financial measure, is as follows (in thousands):

	Three Months Ended September 30,
Supply Chain Services	2025	2024
Net revenue (a)	$152,086	$151,388
Other segment items (b)	75,912	73,877
Segment Adjusted EBITDA	$76,174	$77,511

Performance Services
Net revenue (a)	$87,918	$96,754
Other segment items (b)	77,296	81,805
Segment Adjusted EBITDA	$10,622	$14,949

Segment Adjusted EBITDA:
Supply Chain Services (a)	$76,174	$77,511
Performance Services (a)	10,622	14,949
Total Segment Adjusted EBITDA	$86,796	$92,460
_________________________________
(a)Includes intersegment revenue which is eliminated in consolidation.
(b)For each reportable segment, other segment items includes cost of revenue and selling, general, and administrative expenses, excluding depreciation and amortization, research and development, and other miscellaneous expense (income).

	Three Months Ended September 30,
	2025	2024
Income before income taxes	$16,984	$95,651
Equity in net loss (income) of unconsolidated affiliates (a)	3,358	(1,833)
Interest expense, net	5,622	1,756
Other income, net	(1,080)	(60,259)
Operating income	24,884	35,315
Depreciation and amortization	20,098	19,651
Amortization of purchased intangible assets	10,379	9,637
Stock-based compensation (b)	8,363	7,140
Acquisition- and disposition-related expenses	(384)	2,884
Strategic initiative and restructuring-related expenses	280	110
Operating income from revenues sold to OMNIA	(13,953)	(15,710)
Deferred compensation plan expense (c)	1,726	2,692
Impairment of assets	1,758	—
Corporate and other expenses	33,645	30,741
Total Segment Adjusted EBITDA	$86,796	$92,460
_________________________________
(a)Refer to Note 5 - Investments for further information.
(b)Represents non-cash employee stock-based compensation expense and stock purchase plan expense of $0.2 million for both the three months ended September 30, 2025 and 2024.
(c)Represents changes in deferred compensation plan obligations resulting from realized and unrealized gains and losses and dividend income on deferred compensation plan assets.
The following table presents disaggregated revenue by reportable business segment and underlying source (in thousands):

	Three Months Ended September 30,
	2025	2024
Net revenue:
Supply Chain Services
Net administrative fees	$132,402	$132,625
Software licenses, other services and support	19,684	18,763
Total Supply Chain Services (a)	152,086	151,388
Performance Services
Software licenses, other services and support
SaaS-based products subscriptions	41,239	38,911
Consulting services	21,657	19,689
Software licenses	8,501	20,947
Other (b)	16,521	17,207
Total Performance Services (a)	87,918	96,754
Net revenue	$240,004	$248,142
_________________________________
(a)Includes intersegment revenue that is eliminated in consolidation. Intersegment revenue is not separately identified in Segments as the amounts are not material.
(b)Includes data license and other miscellaneous revenue from the Company’s technology and services platform as well as revenue from Contigo Health.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussions under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” herein and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (“SEC”), as updated in Part II, Item 1A of this Quarterly Report.
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
We generated net revenue, net income from continuing operations, and Adjusted EBITDA (a financial measure not determined in accordance with generally accepted accounting principles (“Non-GAAP”)) for the periods presented as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net revenue	$240,004	$248,142
Net income from continuing operations	15,287	72,940
Non-GAAP Adjusted EBITDA	54,950	62,428
See “Our Use of Non-GAAP Financial Measures” and “Results of Operations” below for a discussion of our use of Non-GAAP Adjusted EBITDA and a reconciliation of net income from continuing operations to Non-GAAP Adjusted EBITDA.
Pending Acquisition by Patient Square Capital
On September 22, 2025, we announced that we entered into a definitive agreement to be acquired by an affiliate of Patient Square Capital, LP. Specifically, on September 21, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Premium Parent, LLC, a Delaware limited liability corporation (“Parent”), and Premium Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”); (ii) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Class A common stock of the Company, par value $0.01 per share (the “Common Stock”) (the “Shares”), other than (a) shares of Common Stock that, immediately prior to the Effective Time, are held by the Company or any of its subsidiaries and not held on behalf of third parties, (b) shares of Common Stock that are owned by Parent or Merger Sub, in each case immediately prior to the Effective Time, and (c) shares of Common Stock that, immediately prior to the Effective Time, are held by any holder who is entitled to demand and properly demands appraisal of such shares of

Common Stock pursuant to Section 262 of the General Corporation Law of the State of Delaware, will be automatically converted into the right to receive $28.25 per Share in cash, without interest (the “Merger Consideration”).
The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, (i) the approval of the Merger Agreement by holders of a majority of the aggregate voting power of the outstanding shares of Common Stock entitled to vote thereon, voting together as a single class, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order by a governmental authority enjoining or otherwise prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The obligation of Parent and Merger Sub to consummate the Merger is also conditioned upon there being no continuing Material Adverse Effect (as defined in the Merger Agreement). The consummation of the Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of Parent and the Company, including, among others, (i) if the consummation of the Merger does not occur on or before March 21, 2026 (the “Outside Date”), subject to one three-month extension if on such date all of the closing conditions in the Merger Agreement have been satisfied or waived, except for those relating to regulatory approvals and those conditions that by their nature are to be satisfied at the closing but provided that such conditions are capable of being satisfied if the closing were to take place on such date, (ii) if any court or governmental authority shall have enacted, issued, promulgated or entered any final and non-appealable order that permanently enjoins or otherwise permanently prohibits the consummation of the Merger, (iii) if the approval of Premier’s stockholders is not obtained following the meeting of Premier’s stockholders for purposes of obtaining such approval, (iv) by the Company if Parent or Merger Sub (in the case of termination by the Company) or Parent if the Company (in the case of termination by Parent) breaches or fails to perform their covenants or if any of their representations or warranties are untrue, such that the conditions to closing for the terminating party fail to be satisfied (subject to a cure period) (“uncured breach”) or (v) subject to certain conditions, (a) by Parent, if Premier’s Board of Directors makes an adverse recommendation change with respect to the Merger or (b) by the Company, if (1) the Company wishes to terminate the Merger Agreement to enter into a definitive contract with respect to a Superior Proposal (as defined by the Merger Agreement) or (2) if Parent and Merger Sub fail to effect the closing on or prior to the date that is three business days after the closing would have occurred pursuant to the Merger agreement, and after the closing conditions have been satisfied (other than those conditions that by their nature are to be satisfied at the closing, but which are capable of being satisfied at the closing) and the Company stands ready, willing and able to consummate the transaction (“Parent’s Failure to Close”).
We will be required to pay a termination fee to Parent equal to $66,215,100 if the Merger Agreement is terminated in certain specified circumstances, including the termination by Parent in the event of a change of recommendation by the Board or the termination by the Company to enter into a contract with respect to a Superior Proposal.
Parent will be required to pay a termination fee to the Company equal to $168,550,000 if the Company terminates the Merger Agreement due to Parent’s and Merger Sub’s uncured breach or Parent’s Failure to Close (or Parent terminates following the Outside Date, where the Company could have validly terminated pursuant to the foregoing).
Strategic Review
In February 2024, we announced that our Board of Directors had concluded its exploration of strategic alternatives. As part of the strategic review process, the Board of Directors authorized us to seek partners for some or all of our holdings in Contigo Health, LLC (“Contigo Health”), our subsidiary focused on providing comprehensive services that optimize employee health benefits, and SVS LLC d/b/a S2S Global (“S2S Global”), our direct sourcing subsidiary.
In October 2024, our wholly owned subsidiary, Premier Supply Chain Improvement, Inc. (“PSCI”) exchanged all of its holdings in S2S Global for approximately 9.4 million limited partnership units, or a 20% minority interest, in Prestige Ameritech, Ltd. (“Prestige”) (the “S2S Divestiture”). This minority interest ownership is in addition to our existing indirect investment in Prestige, increasing our total ownership (direct and indirect) interest in Prestige to approximately 24% in the aggregate. The transaction closed on October 1, 2024. See Note 4 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
In January 2025, our subsidiary Contigo Health sold certain assets and liabilities associated with its wrap network business for a purchase price of $15.0 million, subject to working capital and other customary adjustments, to Direct Pay AG. We continue to own and operate Contigo’s remaining businesses, including its center of excellence and third party administrative services. However, we expect that these remaining businesses will be substantially wound down by December 31, 2025.

In February 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding Class A common stock (“Common Stock”) (“Share Repurchase Authorization”). Additionally, in February 2024, under the Share Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. (“Bank of America”) to repurchase an aggregate of $400.0 million of shares of Common Stock, which was completed on July 11, 2024. On August 20, 2024, we announced that our Board of Directors had approved execution of another $200.0 million of Common Stock repurchases under the Share Repurchase Authorization, which were completed on January 6, 2025. In February 2025, we announced that our Board of Directors had approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”), under the Share Repurchase Authorization, to repurchase an aggregate of $200.0 million of shares of Common Stock, which were completed on August 18, 2025. The Share Repurchase Authorization expired on June 30, 2025, and accordingly we will not make any repurchases under the authorization in addition to the $800 million of repurchases described above. See Note 11 - Stockholders' Equity to the accompanying condensed consolidated financial statements for further information.
Our Business Segments
Our business model and solutions are designed to provide our members and other customers access to scale efficiencies, provide actionable intelligence derived from anonymized data in our enterprise data warehouse, mitigate the risk of innovation, and disseminate best practices that will help our members and other customers succeed in their transformation to higher quality and more cost-effective healthcare. We deliver our integrated platform of solutions that address the areas of clinical intelligence, margin improvement, and value-based care through two business segments: Supply Chain Services and Performance Services.
Segment net revenue for the three months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,				% of Net Revenue
Net revenue:	2025	2024	Change		2025	2024
Supply Chain Services	$152,086	$151,388	$698	—%	63%	61%
Performance Services	87,918	96,754	(8,836)	(9)%	37%	39%
Segment net revenue	$240,004	$248,142	$(8,138)	(3)%	100%	100%
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
Acquisition of IllumiCare, Inc.
On June 13, 2025, we acquired through our wholly owned subsidiary Premier Healthcare Solutions, Inc. 100% of the issued and outstanding capital stock in IllumiCare, Inc. (“IllumiCare”) for a preliminary adjusted purchase price of $46.7 million, net of cash acquired (“IllumiCare acquisition”). We paid $39.8 million with cash on hand, net of cash acquired. The acquisition agreement provides for potential additional contingent earn-out payments to the former IllumiCare owners of up to $15.0 million over a three-year period based upon achievement of certain specified post-closing business performance goals. As of September 30, 2025, the fair value of the earn-out liability was $6.9 million (see Note 6 - Fair Value Measurements), which was included in the preliminary adjusted purchase price. IllumiCare is reported as part of the Performance Services Segment. See Note 3 - Business Acquisitions to the accompanying consolidated financial statements for further information.
Market and Industry Trends and Outlook
We expect that certain trends and economic or industrywide factors will continue to affect our business, in both the short- and long-term. We have based our expectations described below on assumptions made by us and on information currently available to us. To the extent our underlying assumptions about, or interpretation of, available information prove to be incorrect, our actual results may vary materially from our expected results. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein and in the 2025 Annual Report.
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
See Item 1A “Risk Factors” in our 2025 Annual Report.
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
Furthermore, while the Federal Reserve may seek to reduce market interest rates, they may continue to be elevated, increasing the cost of borrowing under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as well as impacting our results of operations, financial condition, and cash flows.
See Item 1A “Risk Factors” in our 2025 Annual Report.
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
See Item 1A “Risk Factors” in our 2025 Annual Report.
Critical Accounting Policies and Estimates
Refer to Note 1 - Organization and Basis of Presentation and Note 2 - Significant Accounting Policies to the accompanying condensed consolidated financial statements for more information related to our use of estimates in the preparation of financial statements as well as information related to material changes in our significant accounting policies that were included in our 2025 Annual Report.
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
The results of the fiscal year 2025 annual goodwill impairment testing indicated that our Informatics and Technology Services (“ITS”) reporting unit had a heightened risk of future impairments if any assumptions, estimates or market factors unfavorably change in the future. No triggering events were identified during the three months ended September 30, 2025 that would indicate the fair value of the ITS reporting unit was below its carrying value. As a result of the ongoing heightened risk of future impairments, we continue to closely monitor any events, circumstances or changes in this business that might imply a reduction in the estimated fair value and may lead to goodwill impairment. Refer to Note 8 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information on the impairment losses recognized in fiscal 2025.
New Accounting Standards
There were no new accounting standards adopted by the Company during the three months ended September 30, 2025.
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
The success of our Supply Chain Services revenue streams is influenced by our ability to negotiate favorable contracts with suppliers and members, the number of members that utilize our GPO supplier contracts and the volume of their purchases, the impact of changes in the defined allowable reimbursement amounts determined by Medicare, Medicaid, and other managed care plans, and the impact of competitive pricing. We believe that some of our GPO competitors may offer higher revenue share arrangements to some of their customers compared to our average arrangements. As we have renewed certain GPO member contracts, competitive pressure has resulted in increases to our average fee share paid to members, particularly as we have renewed GPO member contracts that were extended at the time of our August 2020 Restructuring. We expect the majority of these remaining member agreement renewals to be addressed in fiscal year 2026.
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
SG&A expenses are directly associated with selling and administrative functions and support of revenue-generating activities including expenses to support and maintain our software-related products and services. SG&A expenses primarily consist of: compensation- and benefits-related costs; travel-related expenses; business development expenses, including costs for business acquisition opportunities; non-recurring strategic initiative and restructuring-related expenses; indirect costs such as insurance, professional fees, and other general overhead expenses; and amortization of certain contract costs. Amortization of contract costs represent amounts, including sales commissions, that have been capitalized and reflect the incremental costs of obtaining and fulfilling a contract. SG&A expenses can also include impairment of assets which includes goodwill impairment charges recognized when the reporting unit’s carrying amount exceeds its fair value and impairment losses on intangibles and other long-lived assets when the carrying value of the asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition (see Note 6 - Fair Value Measurements and Note 8 - Goodwill and Intangible Assets to the accompanying condensed consolidated financial statements for further information).
Research and development expenses consist of employee-related compensation and benefit expenses and third-party consulting fees of technology professionals, incurred to develop our software-related products and services prior to reaching technological feasibility.
Amortization of purchased intangible assets includes the amortization of all identified intangible assets.
Other (Expense) Income, Net
Other (expense) income, net primarily includes interest income and expense and equity in net income of unconsolidated affiliates that is generated from our equity method investments. Other (expense) income, net may also include, but is not limited to, realized and unrealized gains or losses on deferred compensation plan assets, gains or losses on the disposal of assets, dividend income, and other non-operating gains or losses.
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
•Our equity method investments primarily consist of our interests in Exela Holdings, Inc. (“Exela”) and Prestige (see Note 5 - Investments to the accompanying condensed consolidated financial statements for further information).
•Other non-operating gains and losses for the three months ended September 30, 2025 is largely comprised of realized and unrealized gains or losses on deferred compensation plan assets. Other non-operating gains and losses for the three months ended September 30, 2024 was largely comprised of the $57.0 million in cash received in July of the prior year as the result of the settlement of a shareholder derivative complaint.
Income Tax Expense
See Note 14 - Income Taxes to the accompanying condensed consolidated financial statements for discussion of income tax expense.

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
Net Income/Loss Attributable to Non-Controlling Interest
We recognize net income/loss attributable to non-controlling interest for non-Premier ownership in our consolidated subsidiaries which hold interest in our equity method investments (see Note 5 - Investments to the accompanying condensed consolidated financial statements for further information). At September 30, 2025, we recognized net income attributable to non-controlling interests held by member health systems or their affiliates in the consolidated subsidiaries holding our equity method investments, including but not limited to the 74% and 85% interest held in PRAM and ExPre Holdings, LLC (“ExPre”), respectively. In partnership with member health systems or their affiliates, these investments are part of our long-term supply chain resiliency program to promote domestic and geographically diverse manufacturing and to help ensure a robust and resilient supply chain for essential medical products.
As of September 30, 2025, we owned 94% of the equity interest in Contigo Health and recognized net loss attributable to non-controlling interest for the 6% of equity previously issued to certain customers of Contigo Health.
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
We define Adjusted Net Income as net income attributable to Premier (i) excluding income or loss from discontinued operations, net, (ii) excluding income tax expense, (iii) excluding the effect of non-recurring or non-cash items, (iv) reflecting an adjustment for income tax expense on Non-GAAP adjusted net income before income taxes at our estimated annual effective income tax rate, adjusted for unusual or infrequent items, (v) excluding the equity in net income of unconsolidated affiliates, and (vi) excluding operating income from revenues sold to OMNIA in connection with the sale of non-healthcare GPO member contracts, less royalty fees retained, imputed interest expense, and associated income tax expense. Non-recurring items include certain strategic initiative and restructuring-related expenses. Non-cash items include share-based compensation expense and asset impairments. We define Adjusted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares (see Note 12 - Earnings Per Share to the accompanying condensed consolidated financial statements for further information).
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

Income tax expense on adjusted income
Adjusted Net Income, a Non-GAAP financial measure as defined above in “Our Use of Non-GAAP Financial Measures,” is calculated net of taxes based on our estimated annual effective tax rate for federal and state income tax excluding goodwill impairments and adjusted for unusual or infrequent items, as we are a consolidated group for tax purposes with all of our subsidiaries’ activities included. The tax rate used to compute the Adjusted Net Income was 25% for both the three months ended September 30, 2025 and 2024.
Stock-based compensation
In addition to non-cash employee stock-based compensation expense, this item includes non-cash stock purchase plan expense of $0.2 million for both the three months ended September 30, 2025 and 2024 (see Note 13 - Stock-Based Compensation to the accompanying condensed consolidated financial statements for further information).
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

Results of Operations
Results of operations for all periods presented have been retrospectively adjusted to reflect continuing operations unless otherwise indicated.
The following table presents our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2025		2024
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue:
Net administrative fees	$132,402	55%	$132,625	53%
Software licenses, other services and support	107,602	45%	115,517	47%
Net revenue	240,004	100%	248,142	100%
Cost of revenue:
Services and software licenses	69,407	29%	67,724	27%
Cost of revenue	69,407	29%	67,724	27%
Gross profit	170,597	71%	180,418	73%
Operating expenses	145,713	61%	145,103	58%
Operating income	24,884	10%	35,315	14%
Other (expense) income, net	(7,900)	(3)%	60,336	24%
Income before income taxes	16,984	7%	95,651	39%
Income tax expense	1,697	1%	22,711	9%
Net income from continuing operations	15,287	6%	72,940	29%
Net loss from discontinued operations, net of tax	—	—%	(1,604)	(1)%
Net income	15,287	6%	71,336	29%
Net loss (income) attributable to non-controlling interest	2,292	1%	(552)	—%
Net income attributable to stockholders	$17,579	7%	$70,784	29%

Earnings per share attributable to stockholders:
Basic earnings per share from continuing operations	$0.21		$0.72
Basic loss per share from discontinued operations	—		(0.01)
Basic earnings per share attributable to stockholders	$0.21		$0.71

Diluted earnings per share from continuing operations	$0.21		$0.72
Diluted loss per share from discontinued operations	—		(0.02)
Diluted earnings per share attributable to stockholders	$0.21		$0.70
For the following Non-GAAP financial measures and reconciliations of our performance derived in accordance with GAAP to the Non-GAAP financial measures, refer to “Our Use of Non-GAAP Financial Measures” for further information regarding items excluded in our calculation of Adjusted EBITDA, Segment Adjusted EBITDA, Non-GAAP Adjusted Net Income, and Non-GAAP Adjusted Earnings Per Share.
The following table provides certain Non-GAAP financial measures for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2025		2024
Certain Non-GAAP Financial Data:	Amount	% of Net Revenue	Amount	% of Net Revenue
Adjusted EBITDA	$54,950	23%	$62,428	25%
Non-GAAP Adjusted Net Income	25,057	10%	34,739	14%
Non-GAAP Adjusted Earnings Per Share	0.30	nm	0.34	nm
nm = Not meaningful

The following tables provide the reconciliation of net income from continuing operations to Adjusted EBITDA and the reconciliation of income before income taxes to Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,
	2025	2024
Net income from continuing operations	$15,287	$72,940
Interest expense, net	5,622	1,756
Income tax expense	1,697	22,711
Depreciation and amortization	20,098	19,651
Amortization of purchased intangible assets	10,379	9,637
EBITDA	53,083	126,695
Stock-based compensation	8,363	7,140
Acquisition- and disposition-related expenses	(384)	2,884
Strategic initiative and restructuring-related expenses	280	110
Operating income from revenues sold to OMNIA	(13,953)	(15,710)
Equity in net loss (income) of unconsolidated affiliates	3,358	(1,833)
Other non-operating gains	—	(57,244)
Impairment of assets	1,758	—
Other reconciling items, net (a)	2,445	386
Total Adjusted EBITDA	$54,950	$62,428

Income before income taxes	$16,984	$95,651
Equity in net loss (income) of unconsolidated affiliates	3,358	(1,833)
Interest expense, net	5,622	1,756
Other income, net	(1,080)	(60,259)
Operating income	24,884	35,315
Depreciation and amortization	20,098	19,651
Amortization of purchased intangible assets	10,379	9,637
Stock-based compensation	8,363	7,140
Acquisition- and disposition-related expenses	(384)	2,884
Strategic initiative and restructuring-related expenses	280	110
Operating income from revenues sold to OMNIA	(13,953)	(15,710)
Deferred compensation plan expense	1,726	2,692
Impairment of assets	1,758	—
Other reconciling items, net (b)	1,799	709
Total Adjusted EBITDA	$54,950	$62,428

	Three Months Ended September 30,
	2025	2024
Adjusted EBITDA:
Supply Chain Services	$76,174	$77,511
Performance Services	10,622	14,949
Segment Adjusted EBITDA	86,796	92,460
Corporate	(31,846)	(30,032)
Total Adjusted EBITDA	$54,950	$62,428
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

The following table provides the reconciliation of net income attributable to stockholders to Non-GAAP Adjusted Net Income and the reconciliation of the numerator and denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Net income attributable to stockholders	$17,579	$70,784
Net loss from discontinued operations, net of tax	—	1,604
Income tax expense	1,697	22,711
Amortization of purchased intangible assets	10,379	9,637
Stock-based compensation	8,363	7,140
Acquisition- and disposition-related expenses	(384)	2,884
Strategic initiative and restructuring-related expenses	280	110
Operating income from revenues sold to OMNIA	(13,953)	(15,710)
Equity in net loss (income) of unconsolidated affiliates	3,358	(1,833)
Other non-operating gains	—	(57,244)
Impairment of assets	1,758	—
Other reconciling items, net (a)	4,333	6,236
Non-GAAP adjusted income before income taxes	33,410	46,319
Income tax expense on adjusted income before income taxes (b)	8,353	11,580
Non-GAAP Adjusted Net Income	$25,057	$34,739

Reconciliation of denominator for earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share
Weighted average:
Basic weighted average shares outstanding	82,548	100,380
Dilutive securities	1,058	611
Weighted average shares outstanding - diluted	83,606	100,991
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 25% of Non-GAAP adjusted net income before income taxes for both the three months ended September 30, 2025 and 2024.
The following table provides the reconciliation of earnings per share attributable to stockholders to Non-GAAP Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,
	2025	2024
Basic earnings per share attributable to stockholders	$0.21	$0.71
Net loss from discontinued operations, net of tax	—	0.02
Income tax expense	0.02	0.23
Amortization of purchased intangible assets	0.13	0.10
Stock-based compensation	0.10	0.07
Acquisition- and disposition-related expenses	—	0.03
Operating income from revenues sold to OMNIA	(0.17)	(0.16)
Equity in net loss (income) of unconsolidated affiliates	0.04	(0.02)
Other non-operating gains	—	(0.57)
Impairment of assets	0.02	—
Other reconciling items, net (a)	0.05	0.05
Impact of corporation taxes (b)	(0.10)	(0.12)
Non-GAAP Adjusted Earnings Per Share	$0.30	$0.34
_________________________________
(a)Other reconciling items, net is primarily attributable to dividend income, loss on disposal of long-lived assets, imputed interest on non-interest bearing debt, certain legal expenses, and the impact from non-controlling interest on adjustments to net income attributable to stockholders.
(b)Reflects income tax expense at an estimated effective income tax rate of 25% of Non-GAAP adjusted net income before income taxes for both the three months ended September 30, 2025 and 2024.

Consolidated Results - Comparison of the Three Months Ended September 30, 2025 to 2024
The variances in the material factors contributing to the changes in the consolidated results are discussed in “Segment Results” below.
Net Revenue
Net revenue decreased by $8.1 million, or 3%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was due to a decrease of $8.8 million, or 9%, in Performance Services, partially offset by an increase of $0.7 million in Supply Chain Services.
Cost of Revenue
Cost of revenue increased by $1.7 million, or 2%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was due to an increase of $3.7 million in Supply Chain Services, partially offset by a decrease of $2.0 million in Performance Services.
Operating Expenses
Operating expenses were flat during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Other (Expense) Income, Net
Other (expense) income, net decreased by $68.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a prior year non-operating gain of $57.0 million from the settlement of a shareholder derivative complaint, a decrease in income of $5.2 million in equity in net income of unconsolidated affiliates, and an increase of $3.9 million of interest expense, net.
Income Tax Expense
Income tax expense on continuing operations was $1.7 million and $22.7 million for the three months ended September 30, 2025 and 2024, respectively. This reflects effective tax rates of 10% and 24% for the three months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate is primarily attributable to changes in stock-based compensation expense, state law repricing, and statute of limitation release on uncertain tax positions.
Net Loss/Income from Discontinued Operations, Net of Tax
Net loss/income from discontinued operations, net of tax was $1.6 million for the three months ended September 30, 2024. As of September 30, 2025, we had completed the exit from the S2S Global business and had no income or loss from discontinued operations for the three months ended September 30, 2025. See Note 4 - Discontinued Operations and Exit Activities to the accompanying condensed consolidated financial statements for further information.
Net Income/Loss Attributable to Non-Controlling Interest
Net loss attributable to non-controlling interest was $2.3 million during the three months ended September 30, 2025 compared to net income attributable to non-controlling interest of $0.6 million during the three months ended September 30, 2024. The decrease of $2.8 million was primarily due to our consolidated subsidiaries with non-controlling interests incurring net losses in the current year period.
Adjusted EBITDA
Adjusted EBITDA decreased by $7.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by decreases of $4.3 million and $1.3 million in Performance Services Adjusted EBITDA and Supply Chain Services Adjusted EBITDA, respectively, and an increase of $1.8 million in corporate expenses.

Segment Results
Supply Chain Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Supply Chain Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Net revenue:
Net administrative fees	$132,402	$132,625	$(223)	—%
Software licenses, other services and support	19,684	18,763	921	5%
Net revenue	152,086	151,388	698	—%
Cost of revenue:
Services and software licenses	19,589	15,932	3,657	23%
Cost of revenue	19,589	15,932	3,657	23%
Gross profit	132,497	135,456	(2,959)	(2)%
Operating expenses:
Selling, general, and administrative	50,501	50,813	(312)	(1)%
Research and development	194	156	38	24%
Amortization of purchased intangible assets	8,663	8,697	(34)	—%
Operating expenses	59,358	59,666	(308)	(1)%
Operating income	73,139	75,790	(2,651)	(3)%
Depreciation and amortization	8,410	6,880
Amortization of purchased intangible assets	8,663	8,697
Acquisition- and disposition-related expenses	(973)	1,859
Operating income from revenues sold to OMNIA	(13,953)	(15,710)
Other reconciling items, net	888	(5)
Segment Adjusted EBITDA	$76,174	$77,511	$(1,337)	(2)%
Comparison of the Three Months Ended September 30, 2025 to 2024
Net Revenue
Supply Chain Services segment net revenue was flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Net Administrative Fees
Net administrative fees was flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Software Licenses, Other Services, and Support Revenue
Software licenses, other services, and support revenue was flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Cost of Revenue
Supply Chain Services segment cost of revenue increased by $3.7 million, or 23%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to increases in personnel costs associated with increased headcount in support of new engagements within our supply chain co-management business and depreciation expense.
Operating Expenses
Supply Chain Services segment operating expenses were flat during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Segment Adjusted EBITDA
Supply Chain Services Segment Adjusted EBITDA decreased by $1.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to the aforementioned increase in cost of revenue due to the increase in personnel costs.
Performance Services
The following table presents our results of operations and Segment Adjusted EBITDA in the Performance Services segment for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Net revenue:
Software licenses, other services and support
SaaS-based products subscriptions	$41,239	$38,911	$2,328	6%
Consulting services	21,657	19,689	1,968	10%
Software licenses	8,501	20,947	(12,446)	(59)%
Other	16,521	17,207	(686)	(4)%
Net revenue	87,918	96,754	(8,836)	(9)%
Cost of revenue:
Services and software licenses	49,818	51,792	(1,974)	(4)%
Cost of revenue	49,818	51,792	(1,974)	(4)%
Gross profit	38,100	44,962	(6,862)	(15)%
Operating expenses:
Selling, general, and administrative	38,359	41,891	(3,532)	(8)%
Research and development	289	430	(141)	(33)%
Amortization of purchased intangible assets	1,716	940	776	83%
Operating expenses	40,364	43,261	(2,897)	(7)%
Operating (loss) income	(2,264)	1,701	(3,965)	(233)%
Depreciation and amortization	10,355	11,283
Amortization of purchased intangible assets	1,716	940
Acquisition- and disposition-related expenses	589	1,025
Impairment of assets	226	—
Segment Adjusted EBITDA	$10,622	$14,949	$(4,327)	(29)%
Comparison of the Three Months Ended September 30, 2025 to 2024
Net Revenue
Net revenue in our Performance Services segment decreased by $8.8 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $12.4 million in enterprise analytics license revenue primarily due to fewer agreements signed and executed in the current year period compared to the prior year period, partially offset by increases of $2.3 million in SaaS-based products subscriptions revenue primarily due to the inclusion of revenue related to IllumiCare in the current year period and $2.0 million in consulting services primarily due to new agreements for advisory services.
Cost of Revenue
Performance Services segment cost of revenue decreased by $2.0 million, or 4%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to decreases in depreciation for assets related to cost of revenue and Contigo expenses.
Operating Expenses
Performance Services segment operating expenses decreased by $2.9 million, or 7%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a decrease of $3.5 million in SG&A expenses primarily due to certain employee-related expenses, partially offset by an increase of $0.8 million in amortization of purchased intangible assets due to the amortization of assets related to the IllumiCare acquisition.

Segment Adjusted EBITDA
Performance Services Segment Adjusted EBITDA decreased by $4.3 million, or 29%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of the aforementioned decrease in net revenue, partially offset by the aforementioned decreases in cost of revenue and operating expenses.
Corporate
The following table presents corporate expenses and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Selling, general, and administrative	$45,991	$42,176	$3,815	9%
Operating expenses	45,991	42,176	3,815	9%
Operating loss	(45,991)	(42,176)	(3,815)	9%
Depreciation and amortization	1,333	1,488
Stock-based compensation	8,363	7,140
Strategic initiative and restructuring-related expenses	280	110
Deferred compensation plan expense	1,726	2,692
Impairment of assets	1,532	—
Other reconciling items, net	911	714
Adjusted EBITDA	$(31,846)	$(30,032)	$(1,814)	(6)%
Comparison of the Three Months Ended September 30, 2025 to 2024
Operating Expenses
Corporate operating expenses increased by $3.8 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily driven by an impairment of $1.5 million to the former corporate headquarters lease, and increases in rent expense, certain employee-related expenses, and stock-based compensation expense.
Adjusted EBITDA
Corporate adjusted EBITDA decreased by $1.8 million, or 6%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily due to the aforementioned increases in rent expense and certain employee-related expenses.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
Liquidity and Capital Resources
Our principal source of cash has been primarily cash provided by operating activities. From time to time we have used, and expect to use in the future, borrowings under our Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) as a source of liquidity to fund acquisitions and related business investments as well as general corporate activities. Our primary cash requirements include operating expenses, working capital fluctuations, revenue share obligations, tax payments, capital expenditures, dividend payments on our Common Stock, if and when declared, repurchases of our Common Stock pursuant to stock repurchase programs in place from time to time, acquisitions and related business investments, and general corporate activities. Our capital expenditures typically consist of internally developed software costs, software purchases, and computer hardware purchases.
As of September 30, 2025 and June 30, 2025, we had cash and cash equivalents of $43.4 million and $83.7 million, respectively.

Credit Facility
At September 30, 2025 and June 30, 2025, we had $280.0 million in outstanding borrowings under our Credit Facility. During the three months ended September 30, 2025, we borrowed $120.0 million which was used for general corporate purposes, and repaid $120.0 million of borrowings under our Credit Facility.
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
At September 30, 2025, we had a net working capital deficit of $322.8 million. The net working capital deficit is primarily due to the outstanding borrowings on the Credit Facility to fund the prior year stock repurchases under the $1.0 billion Share Repurchase Authorization. While the Credit Facility is held within current liabilities on the Condensed Consolidated Balance Sheets, we have the ability to renew and extend the term of the borrowings.
Cash Dividends
In September 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock.
Sale of Non-Healthcare GPO Member Contracts
On July 25, 2023, we sold substantially all of our non-healthcare GPO member contracts pursuant to an equity purchase agreement with OMNIA for a purchase price of $723.8 million. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Discussion of Cash Flows for the Three Months Ended September 30, 2025 and 2024
A summary of net cash flows is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities from continuing operations	$15,930	$80,043
Investing activities	(19,504)	(17,718)
Financing activities	(36,674)	(88,140)
Operating activities from discontinued operations	(72)	(12,396)
Effect of exchange rate changes on cash flows	(25)	21
Net decrease in cash and cash equivalents	$(40,345)	$(38,190)
Net cash provided by operating activities from continuing operations decreased by $64.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in net cash provided by operating activities from continuing operations was driven by a decrease of $24.9 million in cash receipts due to lower collections during the period as well as an increase in cash of $57.0 million received in the prior year period from the settlement of a shareholder derivative complaint. These decreases to cash were partially offset by lower cash paid for operating expenses of $14.7 million primarily as a result of a decrease in performance-related compensation related to the prior fiscal year performance.
Net cash used in investing activities increased by $1.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 driven by an increase in purchases of property and equipment.
Net cash used in financing activities decreased by $51.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in net cash used in financing activities was primarily driven by Common Stock repurchases in the prior year of $56.4 million, completion of the early termination payments to certain former limited partners in connection with our August 2020 Restructuring which resulted in a decrease in cash paid of $26.2 million, and a decrease of $10.5 million in payments on the liability related to the sale of future revenues. These changes were offset by final cash payment of $42.3 million received from OMNIA in the prior year from the sale of revenues (see Note 10 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information).
Net cash used in operating activities attributable to discontinued operations decreased by $12.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as we had completed the exit from the S2S Global business as of September 30, 2025.
Discussion of Non-GAAP Free Cash Flow for the Three Months Ended September 30, 2025 and 2024
We define Non-GAAP Free Cash Flow as net cash provided by operating activities from continuing operations less (i) early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring, (ii) purchases of property and equipment, and (iii) cash payments to OMNIA for the sale of future revenues and tax payments on proceeds received from the sale of future revenues. Non-GAAP Free Cash Flow does not represent discretionary cash available for spending as it excludes certain contractual obligations such as debt repayments under our Credit Facility.
A summary of Non-GAAP Free Cash Flow and reconciliation to net cash provided by operating activities from continuing operations for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities from continuing operations	$15,930	$80,043
Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement (a)	—	(25,206)
Purchases of property and equipment	(19,504)	(17,718)
Cash payments to OMNIA for the sale of future revenues (b)	(10,448)	(20,949)
Non-GAAP Free Cash Flow	$(14,022)	$16,170
_________________________________
(a)Early termination payments to certain former limited partners that elected to execute a Unit Exchange Agreement in connection with our August 2020 Restructuring are presented in our Condensed Consolidated Statements of Cash Flows under “Payments made on notes payable.” As of June 30, 2025, we had fully paid the notes payables to former limited partners. During the three months ended September 30, 2024, we paid $25.7 million to members including imputed interest of $0.5 million which is included in net cash provided by operating activities from continuing operations.
(b)Cash payments to OMNIA for the sale of future revenues in connection with our sale of non-healthcare contracts to OMNIA are presented in our Condensed Consolidated Statements of Cash Flows under “Payments on liability related to the sale of future revenues.” During the three months ended September 30, 2025, we paid $14.5 million to OMNIA including imputed interest of $4.1 million which is included in net cash provided by operating activities from continuing operations. During the three months ended September 30, 2024, we paid $25.3 million to OMNIA including imputed interest of $4.4 million which is included in net cash provided by operating activities from continuing operations. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying condensed financial statements for further information.
Non-GAAP Free Cash Flow decreased by $30.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the aforementioned decrease in net cash provided by operating activities from continuing operations, partially offset by completion of the early termination payments to certain former limited partners and a decrease in cash payments to OMNIA for the sale of future revenues.
See “Our Use of Non-GAAP Financial Measures” above for additional information regarding our use of Non-GAAP Free Cash Flow.
Contractual Obligations
Credit Facility
Outstanding borrowings under the Credit Facility (as defined in Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements) bear interest on a variable rate structure. At September 30, 2025, the weighted average interest rate on outstanding borrowings under the Credit Facility was 5.517%, and the commitment fee for unused capacity was 0.125%. We were in compliance with all covenants at September 30, 2025.
Proceeds from borrowings under the Credit Facility may generally be used to finance ongoing working capital requirements, including permitted acquisitions, repurchases of our Common Stock pursuant to stock repurchase programs, in place from time to time, dividend payments, if and when declared, and other general corporate activities. At September 30, 2025, we had $280.0 million of outstanding borrowings under the Credit Facility with $715.0 million of available borrowing capacity after reductions for outstanding letters of credit.
The above summary does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the complete text of the Credit Facility, which is filed as Exhibit 10.34 to the 2025 Annual Report. See also Note 9 - Debt and Notes Payable to the accompanying condensed consolidated financial statements.
Sale of Non-Healthcare GPO Member Contracts
At September 30, 2025, we had non-recourse commitments of $630.0 million for the sale of future revenues due to OMNIA in connection to the sale of non-healthcare GPO member contracts. The liability will be paid, with an effective annual interest rate of 2.5%, in monthly payments from net administrative fees received in connection with the sold contracts. These payments commenced during the first quarter of fiscal year 2024 for a period of at least 10 years. See Note 10 - Liability Related to the Sale of Future Revenues to the accompanying condensed consolidated financial statements for further information.
Cash Dividends
In September 2025, we paid a cash dividend of $0.21 per share on outstanding shares of our Common Stock.
Fiscal Year 2026 Developments
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
See Item 1A “Risk Factors” in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk relates primarily to the increase or decrease in the amount of any interest expense we must pay with respect to outstanding variable-rate debt instruments. At September 30, 2025, we had $280.0 million of outstanding borrowings under our Credit Facility. Based on the weighted average interest rate charged on outstanding borrowings under our Credit Facility at September 30, 2025, a one-percent change in the weighted average interest rate charged on outstanding borrowings would increase or decrease interest expense over the next twelve months by $2.8 million.
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

As of September 30, 2025, the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information relating to our legal proceedings is included in Note 15 - Commitments and Contingencies to the accompanying condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
There have not been any changes to the risk factors disclosed in Item 1A “Risk Factors” in the 2025 Annual Report since the publication of that report on August 19, 2025, except for the following additional risk factors relating to the proposed transaction pursuant to which we would be acquired (the “Merger”) by an affiliate of Patient Square Capital, LP (“Patient Square”).
The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
We have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Patient Square pursuant to which the Merger would be completed. Completion of the Merger is subject to a number of closing conditions, including the approval of the Merger Agreement by our stockholders representing a majority of the aggregate voting power of the outstanding share of our Common Stock entitled to vote thereon, the expiration or termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and other customary conditions for a transaction of this type, such as the absence of any law or order by a governmental authority enjoining or otherwise prohibiting consummation of the Merger and the absence of any continuing Material Adverse Effect (as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Some of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). In addition, certain regulatory agencies from which the approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without the consent of Patient Square. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a “Superior Proposal” (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or stock price.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to approve the Merger Agreement, our stockholders will not receive any payment for their shares of our Common Stock in connection with the Merger. Instead, we will remain a public company, our Common Stock will continue to be listed and traded on Nasdaq and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business is subject to a number of risks and may be materially adversely affected as a result of the announcement and pendency of the Merger, as well as any delay in the expected timeframe, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, members, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Patient Square under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us;
•we may commit significant time and resources to defending against litigation related to the Merger; and
•we may need to forgo certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed. Such a decline in our stock price could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Patient Square in the Merger.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to retain and recruit employees and maintain relationships with members, customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed and regarding post-closing operation and management of our business may affect our ability to retain and motivate existing employees or recruit prospective employees. Employee retention and recruitment may be particularly challenging while the Merger is pending because employees or prospective employees may experience uncertainty about their roles or compensation and benefits following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with members and customers and potential members and customers. For example, members, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Patient Square generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s Board of Directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of $66,215,100 to Patient Square under certain circumstances. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Patient Square. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $66,215,100 to Patient Square. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our Common Stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Patient Square or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no court or other governmental authority has enacted, issued, promulgated, enforced or entered any law or order that is in effect that enjoins or otherwise prohibits consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the stockholders of record of the Company’s Common Stock to receive cash consideration of $28.25 per share of Company Common Stock, without interest, upon the closing of the Merger. If the Merger is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the Merger, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our Common Stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is consummated, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger.

If the Merger is not consummated on or before March 21, 2026 (as may be extended), either the Company or Patient Square may terminate the Merger Agreement.
Either the Company or Patient Square may terminate the Merger Agreement if the Merger has not been consummated by March 21, 2026, as such date may be automatically extended pursuant to the terms of the Merger Agreement. This termination right, however, will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the primary cause of, or has primarily resulted in, the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by March 21, 2026 (as may be extended), we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
In February 2024, we announced that our Board of Directors had approved a share repurchase authorization for up to $1.0 billion of our Common Stock (the “Share Repurchase Authorization”) and we had entered into a $400.0 million accelerated share repurchase agreement (the “2024 ASR Agreement”) with Bank of America, N.A. pursuant to the Share Repurchase Authorization. Final settlement of the accelerated share repurchase transaction under the 2024 ASR Agreement was completed in July 2024.
In August 2024, we announced that our Board of Directors had approved the execution of $200.0 million of Common Stock repurchases under the Share Repurchase Authorization (the “Market Repurchases”). We completed the $200.0 million of Market Repurchases on January 6, 2025.
On February 18, 2025, we announced that our Board of Directors had approved two accelerated share repurchase agreements (the “2025 ASR Agreements”) with JPMorgan Chase Bank, National Association (“JPMorgan”) pursuant to the Share Repurchase Authorization for an aggregate repurchase of $200.0 million of our Common Stock.
The following table summarizes information relating to repurchases of our Common Stock during the quarter ended September 30, 2025, all of which represent final settlement of the 2025 ASR Agreements under the Share Repurchase Authorization. Share price information below is presented exclusive of commissions and of any excise tax due on stock repurchases under the Inflation Reduction Act, which does not impact the amount of the Share Repurchase Authorization.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (b)
July 1 through July 31, 2025	—		$—		—		$—
August 1 through August 31, 2025	490,008	(a)	$21.07	(a)	490,008	(a)	$—
September 1 through September 30, 2025	—		$—		—		$—
Total	490,008		$21.07		490,008
_________________________________
(a)Pursuant to the 2025 ASR Agreements, on February 18, 2025, we made aggregate payments of $200.0 million to JPMorgan, and on February 18 and 19, 2025, we received from JP Morgan initial deliveries of an aggregate of 9,003,940 shares of our Common Stock. On August 18, 2025, as final settlement of the share repurchase transactions under the 2025 ASR Agreements, we received from JP Morgan an additional 490,008 shares of our Common Stock. In total, we repurchased 9,493,948 shares of our Common Stock under the 2025 ASR Agreements at $21.07 per share, the price set forth in the table, which represents the volume-weighted average share price of our Common Stock during the terms of the 2025 ASR Agreements, less a discount.
(b)The Share Repurchase Authorization expired on June 30, 2025.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, by and among Premium Parent, LLC, Premium Merger Sub, Inc. and Premier, Inc., dated as of September 21, 2025 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 22, 2025)†

10.1	First Amendment to the Executive Employment and Restrictive Covenant Agreement dated December 2, 2024 between David Zito and Premier Healthcare Solutions, Inc.*+

10.2	Executive Employment and Restrictive Covenant Agreement dated September 9, 2025 between Bruce Radcliff and Premier Healthcare Solutions, Inc.*+

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

32.2	Certification of principal financial officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡

101
Sections of the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page from the Premier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
‡    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER, INC.

Date:	November 4, 2025	By:	/s/ Glenn G. Coleman
		Name:	Glenn G. Coleman
		Title:	Chief Administrative and Financial Officer
On behalf of the registrant and as principal financial officer

Date:	November 4, 2025	By:	/s/ Crystal B. Climer
		Name:	Crystal B. Climer
		Title:	Chief Accounting Officer and Senior Vice President, Finance
On behalf of the registrant and as principal accounting officer